Form 10-Q
period 1996-06-14
MARRIOTT HOTEL PROPERTIES II LIMITED PARTNERSHIP
filed 1996-07-26
CIK 845240

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                                   FORM 10-Q


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 14, 1996

                                       OR

          [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                         Commission File No.  0-28222
                                             ---------



                MARRIOTT HOTEL PROPERTIES II LIMITED PARTNERSHIP
                ------------------------------------------------
             (Exact name of registrant as specified in its charter)


        Delaware                                                52-1604506
    ----------------                                        -----------------
(State of Organization)                                     (I.R.S. Employer
                                                          Identification Number)

10400 Fernwood Road, Bethesda, MD                               20817-1109
- - - ---------------------------------------                     -----------------
(Address of principal executive offices)                        (Zip Code)

      Registrant's telephone number, including area code:  (301) 380-2070


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes _____ No _____ (Not Applicable. The Partnership became subject to Section 13 reporting on April 17, 1996.)

================================================================================

- - - --------------------------------------------------------------------------------
                Marriott Hotel Properties II Limited Partnership
- - - --------------------------------------------------------------------------------

                               TABLE OF CONTENTS
                               -----------------

                                                                       PAGE NO.
                                                                      ----------
                        PART I - FINANCIAL INFORMATION

                             Financial Statements

Item 1.


          Condensed Statement of Operations
           Twelve Weeks and Twenty-Four Weeks Ended
           June 14, 1996 and June 16, 1995.............................   1

          Condensed Balance Sheet
           June 14, 1996 and December 31, 1995.........................   2

          Condensed Statement of Cash Flows
           Twenty-Four Weeks Ended
           June 14, 1996 and June 16, 1995.............................   3

          Notes to Condensed Financial Statements...................... 4-6


Item 2.   Management's Discussion and Analysis of Results of
           Operations and Financial Condition.......................... 7-9



                          PART II - OTHER INFORMATION


Item 1.   Legal Proceedings............................................. 10


Item 5.   Other Information............................................. 10


Item 6.   Exhibits and Reports on Form 8-K.............................. 11

                        PART I.   FINANCIAL INFORMATION

                        ITEM 1.   FINANCIAL STATEMENTS

                Marriott Hotel Properties II Limited Partnership
                       Condensed Statement of Operations
                                  (Unaudited)
                    (in thousands, except per Unit amounts)


                             Twelve Weeks Ended     Twenty-Four Weeks Ended
                             June 14,  June 16,     June 14,   June 16,
                               1996      1995         1996       1995
                             --------  --------     --------  --------

REVENUES...................   $16,768   $15,533      $33,812   $32,741

OPERATING COSTS AND
 EXPENSES
 Interest expense..........     3,701     4,097        7,711     8,147
 Depreciation and
  amortization.............     3,021     3,038        5,911     5,928
 Incentive management fees.     2,515     2,319        5,067     4,931
 Property taxes............     1,263     1,277        2,561     2,560
 Base management fees......     1,066     1,006        2,146     2,077
 Ground rent, insurance
  and other................       321       208          562       601
                              -------   -------      -------   -------
                               11,887    11,945       23,958    24,244
                               ------   -------      -------   -------

INCOME BEFORE EQUITY IN
 INCOME OF SANTA CLARA
 PARTNERSHIP                    4,881     3,588        9,854     8,497

EQUITY IN INCOME
 OF SANTA CLARA PARTNERSHIP       223         2          570       175
                              -------   -------      -------   -------

NET INCOME.................   $ 5,104   $ 3,590      $10,424   $ 8,672
                              =======   =======      =======   =======

ALLOCATION OF NET INCOME
 General Partner...........   $    51   $    36      $   104   $    87
 Limited Partners..........     5,053     3,554       10,320     8,585
                              -------   -------      -------   -------

                              $ 5,104   $ 3,590      $10,424   $ 8,672
                              =======   =======      =======   =======

NET INCOME PER LIMITED
 PARTNER UNIT (745 Units)..   $ 6,783   $ 4,770      $13,852   $11,523
                              =======   =======      =======   =======

                  See Notes To Condensed Financial Statements.

                Marriott Hotel Properties II Limited Partnership
                            Condensed Balance Sheet
                                  (Unaudited)
                                (in thousands)

                                                   June 14,  December 31,
                                                     1996        1995
                                                   --------  ------------

ASSETS

 Property and equipment, net.....................  $202,231      $203,990
 Due from Marriott International, Inc. ..........     8,696         7,275
 Property improvement fund.......................    11,246        11,940
 Deferred financing and organization costs, net..       346           114
 Restricted cash reserves........................    26,519         9,193
 Cash and cash equivalents.......................     4,346        21,601
                                                   --------      --------

                                                   $253,384      $254,113
                                                   ========      ========

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES

 Mortgage debt...................................  $213,307      $222,500
 Due to Marriott International, Inc. ............     3,187         2,615
 Investment in Santa Clara Partnership...........     8,644         8,244
 Accounts payable and accrued expenses...........       974           433
                                                   --------      --------

  Total Liabilities..............................   226,112       233,792
                                                   --------      --------

PARTNERS' CAPITAL
 General Partner.................................       418           348
 Limited Partners................................    26,854        19,973
                                                   --------      --------

  Total Partners' Capital........................    27,272        20,321
                                                   --------      --------

                                                   $253,384      $254,113
                                                   ========      ========

                  See Notes To Condensed Financial Statements.

                Marriott Hotel Properties II Limited Partnership
                       Condensed Statement of Cash Flows
                                  (Unaudited)
                                (in thousands)

                                                        Twenty-Four Weeks Ended
                                                           June 14,   June 16,
                                                             1996       1995
                                                           --------   --------

OPERATING ACTIVITIES
 Net income............................................... $ 10,424    $ 8,672
 Noncash items............................................    5,532      6,162
 Change in operating accounts.............................     (385)      (637)
                                                           --------    -------

    Cash provided by operations...........................   15,571     14,197
                                                           --------    -------

INVESTING ACTIVITIES
 Additions to restricted cash reserves....................  (17,326)    (1,705)
 Additions to property and equipment......................   (4,152)    (3,583)
 Distributions from Santa Clara
  Partnership.............................................      970        652
 Change in property improvement fund......................      694        218
                                                           --------    -------

    Cash used in investing activities.....................  (19,814)    (4,418)
                                                           --------    -------

FINANCING ACTIVITIES
 Repayment of mortgage debt...............................   (9,193)        --
 Distributions............................................   (3,473)    (3,473)
 Payment of financing costs...............................     (346)        --
                                                           --------    -------

    Cash used in financing activities.....................  (13,012)    (3,473)
                                                           --------    -------

(DECREASE)/INCREASE IN CASH AND CASH
 EQUIVALENTS..............................................  (17,255)     6,306

CASH AND CASH EQUIVALENTS at beginning of
 period...................................................   21,601     17,764
                                                           --------    -------

CASH AND CASH EQUIVALENTS at end of period                 $  4,346    $24,070
                                                           ========    =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION
 Cash paid for mortgage interest.......................... $  7,089    $ 7,163
                                                           ========    =======

                  See Notes To Condensed Financial Statements.

                Marriott Hotel Properties II Limited Partnership
                    Notes to Condensed Financial Statements
                                  (Unaudited)

1. The accompanying condensed financial statements have been prepared by Marriott Hotel Properties II Limited Partnership (the "Partnership") without audit. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying statements. The Partnership believes the disclosures made are adequate to make the information presented not misleading. However, the condensed financial statements should be read in conjunction with the Partnership's financial statements and notes thereto for the fiscal year ended December 31, 1995 which are included in the Partnership's Form 10 registration statement. In the opinion of the Partnership, the accompanying condensed unaudited financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of June 14, 1996 and December 31, 1995, the results of operations for the twelve weeks and twenty-four weeks ended June 14, 1996 and June 16, 1995 and cash flows for the twenty-four weeks ended June 14, 1996 and June 16, 1995. Interim results are not necessarily indicative of fiscal year performance because of seasonal and short-term variations.

2. The Partnership owns the New Orleans, San Antonio Rivercenter and San Ramon Marriott Hotels (the "Hotels"). In addition, the Partnership owns a 50% limited partnership interest in the Santa Clara Marriott Hotel Limited Partnership (the "Santa Clara Partnership") which owns the Santa Clara Marriott Hotel (the "Santa Clara Hotel"). The Partnership's income from the Santa Clara Partnership is reported as Equity in Income of the Santa Clara Partnership. In arriving at equity in income from the Santa Clara Partnership, the Partnership is allocated 100% of the interest expense related to the debt incurred to purchase the Santa Clara Partnership interest. Summarized financial information for the Santa Clara Partnership is presented in Note 5 below.

3. For financial reporting purposes, net profits and net losses of the Partnership are allocated 99% to the Limited Partners and 1% to the General Partner. Significant differences exist between the net profits and net losses for financial reporting purposes and the net profits and net losses reported for Federal income tax purposes. These differences are due primarily to the use, for income tax purposes, of accelerated depreciation methods and shorter depreciable lives of the assets and differences in the timing of recognition of incentive management fee expense.

4. Revenue primarily represent house profit from the Hotels. House profit reflects the net revenues flowing to the Partnership and represents hotel operating results less property level expenses excluding depreciation, property taxes, base and incentive management fees, ground rent, insurance and certain other costs which are classified as operating costs and expenses.

   Partnership revenues generated by the Hotels for the twelve and twenty-four weeks ended consist of:

                                 Twelve Weeks Ended       Twenty-Four Weeks Ended
                                June 14,      June 16,    June 14,     June 16,
                                  1996          1995        1996         1995
                               -----------  -----------  ----------  ----------
                                   (in          (in
                               thousands)    thousands)
   HOTEL REVENUES
      Rooms................    $ 24,321      $ 22,492    $ 47,836    $ 45,922
      Food and beverage....       9,391         9,328      19,786      19,678
      Other................       1,817         1,691       3,909       3,622
                                -------       -------    --------    --------
                                 35,529        33,511      71,531      69,222
                                -------       -------    --------    --------
   HOTEL EXPENSES
      Departmental direct
       costs
       Rooms...............       4,351         4,304       8,656       8,650
       Food and beverage...       6,701         6,409      13,752      13,141
      Other hotel
       operating expenses..       7,709         7,265      15,311      14,690
                                -------       -------    --------    --------
                                 18,761        17,978      37,719      36,481
- - - ---------------------------     -------       -------    --------    --------

   REVENUES................     $16,768       $15,533    $ 33,812    $ 32,741
                                =======       =======    ========    ========

5. Summarized financial information for the Santa Clara Partnership is as follows:

                               Twelve Weeks Ended       Twenty-Four Weeks Ended

                               June 14,       June 16,  June 14,      June 16,
                                  1996          1995       1996          1995
                               --------       --------  --------      --------
                                  (in thousands)          (in thousands)
  Condensed Statement of
   Operations
- - - ---------------------------
  REVENUES.................     $ 4,112       $ 3,406   $  8,231      $  6,792

  OPERATING COSTS AND
   EXPENSES
     Interest expense......         752           712      1,395         1,442
     Depreciation and
      amortization.........         636           636      1,259         1,259
     Incentive management
      fees.................         631           511      1,259         1,021
     Base management fees..         286           253        569           500
     Property taxes........         116           117        231           235
     Ground rent,
      insurance and other..          71            39        141           100
                                -------       -------   --------      --------
                                  2,492         2,268      4,854         4,557
- - - ---------------------------     -------       -------   --------      --------

  NET INCOME...............     $ 1,620       $ 1,138   $  3,377      $  2,235
                                =======       =======   ========      ========



                                                        June 14,       December
                                                          1996         31, 1995
                                                        --------       --------
                                                              (in thousands)
 Condensed Balance Sheet
- - - ---------------------------

 Property and equipment,
  net......................                             $ 29,162       $ 28,406
 Other assets..............                                4,016          3,590
 Cash and cash equivalents.                                2,390          1,614
                                                        --------       --------

    Total Assets...........                             $ 35,568       $ 33,610
                                                        ========       ========

 Mortgage debt.............                             $ 43,500       $ 43,500
 Due to Marriott
  International, Inc. .....                                1,852          1,086
 Accounts payable and
  accrued expenses.........                                  221            117
 Partners' deficit.........                              (10,005)       (11,093)
                                                        --------       --------

    Total Liabilities and
     Partners' Deficit.....                             $ 35,568       $ 33,610
                                                        ========       ========

6. On March 21, 1996, the Mortgage Debt and the Santa Clara Mortgage Debt matured. An extension was entered into between the Partnership and the Santa Clara Partnership and the current lenders that extends the maturity date on the two loans for an additional six months until an agreement can be reached with another lender. On July 10, 1996, the General Partner signed a commitment letter with Nomura Asset Capital Corporation and believes that the Partnership and the Santa Clara Partnership will be able to refinance the loans before the end of the six month extension. Under the terms of the extension, interest accrued at the London interbank offered rate ("LIBOR") plus 187.5 basis points through June 18, 1996 and accrues at LIBOR plus 225 basis points through September 21, 1996. No principal amortization is required during the extension period. However, under the terms of the extension, the Partnership applied the $9.2 million accumulated in the primary lender reserve account to pay down the principal balance of the Mortgage Debt to $213.3 million and deposited $19.1 million into the primary lender reserve account. The deposit represented the balance ($16.8 million) from the reserve account previously established by the General Partner in 1992 and cash flow from the Partnership for the first two periods of 1996 ($2.3 million). Such payments were made in the second quarter. During the extension period, the Partnership also is required to deposit into the primary lender reserve account all cash flow from the

   Partnership's Hotels plus all the Partnership's cash flow from the Santa Clara Partnership, net of (i) $500,000 per accounting period, (ii) debt service and (iii) current incentive management fees paid. The $500,000 per accounting period will be deposited into a separate expense reserve account which will be used by the Partnership to fund administrative expenses and refinancing costs, any owner-funded capital expenditures of the Partnership, as well as the Partnership's share of any such costs incurred by the Santa Clara Partnership in the six month extension period. As of June 14, 1996, the balances in the primary lender reserve and in the expense reserve totaled $25.5 million and $1.0 million, respectively. In connection with the contemplated refinancing of the Mortgage Debt, the General Partner may use funds in the reserve accounts for costs and expenses associated with the refinancing, to pay down principal, to establish escrow accounts (if required), or for distribution to the limited partners.

7. In the first quarter of 1996, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". Adoption of SFAS No. 121 did not have an effect on its financial statements.

8. On June 13, 1996, MHP II Acquisition Corp. (the "Company"), a wholly-owned subsidiary of Host Marriott Corporation ("Host"), completed its tender offer for the limited partnership units in Marriott Hotel Properties II Limited Partnership (the "Partnership"). The Company purchased 377 units for an aggregate consideration of $56,550,000 or $150,000 per unit. As a result of this transaction, the Company became the majority limited partner in the Partnership, owning 382 units or approximately 51% of the total units outstanding. Additionally, in a Partnership vote held in conjunction with the tender offer, the limited partners approved certain amendments to the partnership agreement that were conditions to the tender offer.

           ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS



CAPITAL RESOURCES AND LIQUIDITY

The Partnership's financing needs have historically been funded through a loan agreement with a third party financial institution. The General Partner believes that the Partnership will have sufficient capital resources and liquidity to continue to conduct its business in the ordinary course.

Mortgage Debt
- - - -------------

The Partnership is financed with Mortgage Debt of $222.5 million which is non-recourse to the Partnership. The Mortgage Debt matured March 21, 1996. The Mortgage Debt was extended for a six month term until September 21, 1996.
During the extension, interest accrued at the London interbank offered rate ("LIBOR") plus 187.5 basis points through June 18, 1996 and accrues at LIBOR plus 225 basis points until September 21, 1996. No principal amortization is required during the extension period. However, under the terms of the amendment extending the Partnership's Mortgage Debt, the Partnership applied $9.2 million that it had accumulated in the primary lender reserve account to pay down the principal balance of the Mortgage Debt to $213.3 million. In addition, $16.8 million from the reserve account previously established by the General Partner in anticipation of this refinancing and cash flow from the Partnership for the first two periods of 1996 ($2.3 million) was transferred to the primary lender reserve account. Such payments were made during the second quarter.

During the extension period, the Partnership also is required to deposit into the primary lender reserve account all cash flow from the Partnership's Hotels plus all the Partnership's cash flow from the Santa Clara Partnership, net of
(i) $500,000 per accounting period, (ii) debt service and (iii) current incentive management fees. The $500,000 per accounting period will be deposited into a separate expense reserve account which will be used by the Partnership to fund administrative expenses and refinancing costs, any owner-funded capital expenditures of the Partnership, as well as the Partnership's share of any such costs incurred by the Santa Clara Partnership during the six month extension period. As of June 14, 1996, the balances in the primary lender reserve and the expense reserve totaled $25.5 million and $1.0 million, respectively. In connection with the contemplated refinancing of the Mortgage Debt discussed below, the General Partner may use funds in the reserve accounts for costs and expenses associated with the refinancing, to establish escrow accounts or for distribution to the limited partners. In addition, if the General Partner were able to finance more than the current balance of the Mortgage Debt, excess financing proceeds also might be available for distribution. There can be no assurance that any such distributions would be made.

On July 10, 1996, the General Partner signed a commitment letter with Nomura Asset Capital Corporation ("NACC") to refinance at least $213.3 million of the Mortgage Debt of the Partnership and an additional $9.2 million through a commercial mortgage-backed securities transaction. The financing will be non-recourse to the Partnership and will be secured by first mortgages on the Hotels. The securitized financing will have a term of 11 years, substantially restrict the ability of the Partnership to sell the Hotels during such term and prohibit the Partnership from prepaying any debt for an extended period without paying a substantial premium during such term. In addition, the interest rate will be fixed for the entire term of the Mortgage Debt at a spread over the yield of an interpolated 11-year U.S. Treasury security. Based on the yield of recent 11-year U.S. Treasury securities, the rate would be approximately 8.25% to 8.50%. Unlike the existing Mortgage Debt, the refinancing will require principal amortization over 20 years with the first year being interest only. This required principal amortization combined with an interest rate which is higher than the interest rates on the existing Mortgage Debt will increase future debt service. In addition, the Santa Clara Mortgage Debt of $43.5 million will be refinanced under substantially identical terms.

Capital Sources and Uses of Cash
- - - --------------------------------

For the twenty-four weeks ended June 14, 1996 and June 16, 1995, cash provided by operations was $15.6 million and $14.2 million, respectively. The increase is primarily due to an increase in sales, discussed below. Year-to-date, $19.8 million was utilized for investing activities compared with $4.4 million for the same period in 1995. The increase is primarily the result of cash transfers to the primary lender reserve and the expense reserve. Financing activities utilized $13.0 million and $3.4 million in 1996 and 1995, respectively. The increase is primarily due to the $9.2 million principal paydown on the Mortgage Debt, according to the terms of the extension agreement.

The General Partner believes that cash from Hotel operations will continue to meet the short and long-term operational and capital needs of the Partnership. The General Partner does expect to make a cash distribution during 1996. In addition, the General Partner and the manager believe the property improvement fund will be adequate for the future capital repairs and replacement needs of the Hotels.

In the first quarter of 1996, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". Adoption of SFAS No. 121 did not have an effect on its financial statements.

RESULTS OF OPERATIONS

Total Partnership revenues increased 8% and 3% for the second quarter and year-to-date, respectively, when compared to 1995 results. The increase in second quarter and year-to-date revenues is primarily due to significant increases in revenues at the San Antonio and Santa Clara Hotels. REVPAR, or revenue per available room, increased 10% for the quarter when compared to the same period in 1995. The increase in REVPAR for the quarter is due to a 4.4 percentage point increase in combined average occupancy to 86% combined with a 4% increase in combined average room rate to $125. On a year-to-date basis, REVPAR increased 6% due to a 6% increase in combined average room rate to $128 while combined average occupancy increased slightly to 83%.

Revenues at the Marriott Rivercenter in San Antonio Hotel increased 3% for the second quarter when compared to the same period in 1995 primarily due to a 5% increase REVPAR. The increase in REVPAR is due a 2.3 percentage point increase in average occupancy to 88% combined with a 2% increase in average room rate to $138. On a year-to-date basis, Hotel revenues increased 6% primarily due to a 6% increase in REVPAR combined with a $387,000 increase in food and beverage profits. The increase in food and beverage profits is primarily due to an increase in hospitality functions. The increase in REVPAR is due to 6% increase in average room rate to $140 while average occupancy remained stable at 86%.
The increase in average room rate is the result of Hotel management's continued success with aggressive pricing strategies. Westin and Adams Mark hotels have announced plans to build a 400 and 500 room hotel, respectively, which are scheduled to open in late 1997 or early 1998. Hotel management does not expect that this new supply will have a significant impact on Hotel operations.

The New Orleans Marriott Hotel reported a 12% increase in revenues for the second quarter when compared to the same period in 1995. The increase is due to a 10% increase in REVPAR which was slightly offset by a $219,000 decrease in food and beverage profits. REVPAR increased due to a 5.8 percentage point increase in average occupancy to 86% combined with a 2% increase in average room rate to $125. Year-to-date revenues at the Hotel decreased 1% when compared to 1995 results primarily due to a 31%, or $851,000, decrease in food and beverage profits which was slightly offset by a 1% increase in REVPAR. Food and beverage profits declined for the second quarter and year-to-date due to a shift in the group business market from corporations and associations to more cost conscious groups. REVPAR increased due to a 3% increase in average room rate to $130 which was partially offset by a 1.3 percentage point decline in average occupancy to 80%. The increase in average room rate is due to Hotel management's successful employment of strategic rate structuring which has included driving transient room rates and limiting rate discounting. The year-to-date decline in average occupancy is due to a city-wide decrease in convention business when compared to the same period in 1995. Hotel management is optimistic about the remainder of the year based on advanced roomnights booked for the remainder of 1996.

The San Ramon Marriott Hotel reported a 16% increase in second quarter revenues when compared to the same period in 1995. The increase is primarily due to a 13% increase in REVPAR for the second quarter, as average room rate increased 9% to $97 and average occupancy increased 3.3 percentage points to 86%. On a year-to-date basis, Hotel revenues increased 13% when compared to 1995 primarily due to a 13% increase in REVPAR. The increase in REVPAR is the result of a 9% increase in average room rate to $97 combined with a 2.8 percentage point increase in average occupancy to 84%. The increase in average room rate for the quarter and year-to-date is the result of a successful decision by Hotel management to increase the corporate rate. Occupancy levels have benefited from an increase in transient demand. This trend is expected to continue for the remainder of the year.

Revenues at the Santa Clara Marriott Hotel increased 21% for the second quarter and year-to-date, respectively, when compared to the same period in 1995 due to significant increases in REVPAR. For the quarter, REVPAR increased 21% as average room rate increased 13% to $116 combined with a 6.1 percentage point increase in average occupancy to 87%. On a year-to-date basis, REVPAR increased 20%. The increase in REVPAR is due to a 13% increase in average room rate to $116 combined with a 4.9 percentage point increase in average occupancy to 84%. Year-to-date and quarterly average room rates have increased due to Hotel management's success with aggressive pricing strategies which included increasing the corporate rate. Average occupancy benefited from increased demand for rooms in Silicon Valley, as well as the employment of length of stay restrictions by Hotel management. The remainder of 1996 is expected to be strong as Hotel management will continue to focus on customer mix management, as well as strategic rate structuring.

Year-to-date Partnership interest expense decreased 5.3% to $7.7 million from $8.1 million for the comparable period in 1995. For the second quarter 1996, interest expense decreased 9.7% when compared to the second quarter 1995. The decrease in year-to-date and second quarter Partnership interest expense is due to a decline in interest rates. The Partnership did not experience any other significant variances during the twelve and twenty-four weeks ended June 14, 1996.

                          PART II.  OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

          The Partnership and the Partnership Hotels are involved in routine litigation and administrative proceedings arising in the ordinary course of business, some of which are expected to be covered by liability insurance and which collectively are not expected to have a material adverse effect on the business, financial conditions or results of operations of the Partnership.

          On April 23, 1996, MacKenzie Patterson Special Fund 2, L.P. ("MacKenzie Patterson"), a limited partner of the Partnership, filed a purported class-action lawsuit in the Circuit Court for Montgomery County, Maryland, against the Partnership, as a nominal defendant, the Company, Host, the General Partner and the directors of the General Partner, alleging, among other things, that the defendants had violated their fiduciary duties in connection with the tender offer. The complaint sought certification as a class-action, to enjoin the Offer and the Consent Solicitation, and damages. Subsequently, MacKenzie Patterson dismissed the Montgomery County action and refiled in Delaware State Chancery Court. In separate lawsuits, filed on April 24, 1996, in Delaware State Chancery Court and on May 10, 1996, in the Circuit Court for Palm Beach County, Florida, two other limited
          partners of the Partnership sought similar relief.   The Chancery
          Court consolidated the two Delaware lawsuits and on June 12, 1996, entered an order denying the Delaware plaintiffs' motion has yet been set on to enjoin the Offer and Consent Solicitation. The defendants have moved to dismiss this consolidated action and to stay discovery. Neither a briefing schedule nor a hearing on these motions. The defendants removed the Florida action to federal court in Florida and filed motions to dismiss, or in the alternative, to stay the action pending resolution of the Delaware action. The District Court has not yet set a hearing on these motions.


ITEM 5.   OTHER INFORMATION

          On June 13, 1996, MHP II Acquisition Corp. (the "Company"), a wholly-owned subsidiary of Host Marriott Corporation ("Host"), completed its tender offer for the limited partnership units in Marriott Hotel Properties II Limited Partnership (the "Partnership"). The Company purchased 377 units for an aggregate consideration of $56,550,000 or $150,000 per unit. As a result of this transaction, the Company became the majority limited partner in the Partnership. Additionally, in a Partnership vote held in conjunction with the tender offer, the limited partners approved certain amendments to the partnership agreement that were conditions to the tender offer. A copy of the Second Amended and Restated Agreement of Limited Partnership of Marriott Hotel Properties II Limited Partnership was included in the Partnership's Form 8-K filed with the Securities and Exchange Commission on June 24, 1996.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a.   Exhibits - None

          b.   Reports on Form 8-K -

               A Form 8-K was filed with the Securities and Exchange Commission on June 24, 1996. In this filing, Item 5 - Other Events disclose the completion of the tender offer for a majority of the limited partnership units in the Partnership by MHP II Acquisition Corp a wholly owned direct subsidiary of Host Marriott Corporation and the approval of various amendments to the Partnership Agreement. A copy of the Second Amended and Restated Agreement of Limited Partnership of Marriott Hotel Properties II Limited Partnership was included as an Item 7 - Exhibit in this Form 8-K filing.

                                   SIGNATURE
                                   ---------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        MARRIOTT HOTEL PROPERTIES II
                                        LIMITED PARTNERSHIP

                                        By: MARRIOTT MHP TWO CORPORATION
                                        General Partner


Date: July 26, 1996                     By:    /s/Bruce F. Stemerman
     ----------------------             -------------------------------
                                        Bruce F. Stemerman
                                        President and Chief Accounting Officer