Form 10-Q
period 1996-09-06
MARRIOTT HOTEL PROPERTIES II LIMITED PARTNERSHIP
filed 1996-10-21
CIK 845240

------------------------------------------------------------------------------
------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 6, 1996

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                           Commission File No. 0-28222


                MARRIOTT HOTEL PROPERTIES II LIMITED PARTNERSHIP
                               10400 Fernwood Road
                             Bethesda, MD 20817-1109
                                 (301) 380-2070






     Delaware                                          52-1604506
----------------------                             ----------------------
(State of Organization)                            (I.R.S.Employer
                                                  Identification Number)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes No (Not Applicable. The Partnership became subject to
Section 13 reporting on April 17, 1996.)
------------------------------------------------------------------------------
------------------------------------------------------------------------------


                Marriott Hotel Properties II Limited Partnership

                             TABLE OF CONTENTS

                                                                                                              PAGE NO.
                         PART I - FINANCIAL INFORMATION


Item 1.           Financial Statements (unaudited)

                  Condensed Statement of Operations
                    Twelve Weeks and Thirty-Six Weeks Ended
                    September 6, 1996 and September 8, 1995....................................................... 3

                  Condensed Balance Sheet
                    September 6, 1996 and December 31, 1995....................................................... 4

                  Condensed Statement of Cash Flows
                    Thirty-Six Weeks Ended
                    September 6, 1996 and September 8, 1995....................................................... 5

                  Notes to Condensed Financial Statements......................................................... 6


Item 2.           Management's Discussion and Analysis of Financial
                    Condition and Results of Operations...........................................................10



                    PART II - OTHER INFORMATION AND SIGNATURE


Item 1.           Legal Proceedings...............................................................................14


Item 5.           Other Information...............................................................................14


Item 6.           Exhibits and Reports on Form 8-K................................................................14



                          PART I. FINANCIAL INFORMATION



                          ITEM 1. FINANCIAL STATEMENTS

                Marriott Hotel Properties II Limited Partnership
                        Condensed Statement of Operations
                                   (Unaudited)
                     (in thousands, except per Unit amounts)


                                                        Twelve Weeks Ended              Thirty-Six Weeks Ended
                                                    September 6,    September 8,     September 6,    September 8,
                                                        1996            1995             1996            1995
                                                   ------------   -------------    --------------   -------------

REVENUES
    Hotel..........................................$      11,793   $      10,910    $       45,605   $      43,651
    Interest income................................          531             684             1,455           1,428
                                                    ------------   -------------    --------------   -------------
       ...........................................       12,324          11,594            47,060          45,079
                                                    ------------   -------------    --------------   -------------

OPERATING COSTS AND EXPENSES
    Interest.......................................        3,831           4,116            11,542          12,263
    Depreciation and amortization..................        3,140           3,123             9,051           9,051
    Incentive management fees......................        1,611           1,468             6,678           6,399
    Property taxes.................................        1,264           1,270             3,825           3,830
    Base management fees...........................          890             859             3,036           2,936
    Ground rent....................................          417             407             1,370           1,304
    Insurance and other............................          304             242               837             690
                                                    ------------   -------------    --------------   -------------
    ...............................................       11,457          11,485            36,339          36,473
                                                    ------------   -------------    --------------   -------------

INCOME BEFORE EQUITY IN
    (LOSSES) INCOME OF SANTA
    CLARA PARTNERSHIP..............................          867             109            10,721           8,606

EQUITY IN (LOSSES) INCOME
    OF SANTA CLARA PARTNERSHIP.....................          (22)             52               548             227
                                                    ------------   -------------    --------------   -------------

NET INCOME.........................................$         845   $         161    $       11,269   $       8,833
                                                    ============    ============      ============     ===========

ALLOCATION OF NET INCOME
    General Partner................................$           8   $           2    $          113   $          88
    Limited Partners...............................          837             159            11,156           8,745
                                                    ------------   -------------    --------------   -------------
    ...............................................$         845   $         161    $       11,269   $       8,833
                                                    ============    ============      ============     ===========

NET INCOME PER LIMITED
    PARTNER UNIT (745 Units).......................$       1,123   $         214    $       14,976   $      11,738
                                                    ============    ============      ============     ===========









                  See Notes To Condensed Financial Statements.

                Marriott Hotel Properties II Limited Partnership
                             Condensed Balance Sheet
                                 (in thousands)



                                                                                  September 6,       December 31,
                                                                                      1996               1995
                                                                                 --------------     --------------
                                                                                   (unaudited)


                                                        ASSETS

    Property and equipment, net...................................................$     200,352    $       203,990
    Due from Marriott International, Inc..........................................        7,757              7,275
    Property improvement funds....................................................       11,440             11,940
    Deferred financing and organization costs, net................................        1,472                114
    Restricted cash reserves......................................................       29,608              9,193
    Cash and cash equivalents.....................................................        2,924             21,601
                                                                                  -------------     --------------

          ........................................................................$     253,553    $       254,113
                                                                                  =============    ===============


                        LIABILITIES AND PARTNERS' CAPITAL

    LIABILITIES
       Mortgage debt..............................................................$     213,307    $       222,500
       Due to Marriott International, Inc.........................................        3,177              2,615
       Investment in Santa Clara Partnership......................................        8,336              8,244
       Accounts payable and accrued expenses......................................          616                433
                                                                                  -------------     --------------

          Total Liabilities.......................................................      225,436            233,792
                                                                                  -------------     --------------

    PARTNERS' CAPITAL
       General Partner............................................................          427                348
       Limited Partners...........................................................       27,690             19,973
                                                                                  -------------     --------------

          Total Partners' Capital.................................................       28,117             20,321
                                                                                  -------------     --------------

          ........................................................................$     253,553    $       254,113
                                                                                  =============    ===============




                  See Notes To Condensed Financial Statements.

                Marriott Hotel Properties II Limited Partnership
                        Condensed Statement of Cash Flows
                                   (Unaudited)
                                 (in thousands)





                                                                                         Thirty-Six Weeks Ended
                                                                                    September 6,         September 8,
                                                                                        1996                 1995
                                                                                   --------------       --------------

OPERATING ACTIVITIES
   Net income ...................................................................$      11,269       $       8,833
   Noncash items.................................................................        8,764               9,471
   Change in operating accounts..................................................          115              (1,025)
                                                                                 -------------       --------------

         Cash provided by operations.............................................       20,148              17,279
                                                                                 -------------       --------------

INVESTING ACTIVITIES
   Additions to restricted cash reserves.........................................      (20,415)             (1,886)
   Additions to property and equipment...........................................       (5,413)             (4,409)
   Distributions from Santa Clara Partnership....................................          640                 967
   Change in property improvement funds..........................................          500                (357)
                                                                                 -------------       --------------

         Cash used in investing activities.......................................      (24,688)             (5,685)
                                                                                 -------------       --------------

FINANCING ACTIVITIES
   Repayment of mortgage debt....................................................       (9,193)                 --
   Capital distributions.........................................................       (3,473)             (3,473)
   Payment of financing costs....................................................       (1,471)                 --
                                                                                 -------------       --------------

         Cash used in financing activities.......................................      (14,137)             (3,473)
                                                                                 -------------       --------------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS.................................      (18,677)              8,121


CASH AND CASH EQUIVALENTS at beginning of period.................................       21,601              17,764
                                                                                 -------------       --------------

CASH AND CASH EQUIVALENTS at end of period.......................................$       2,924       $      25,885
                                                                                 =============       =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid for mortgage interest...............................................$      11,207       $      11,574
                                                                                 =============       =============


                  See Notes To Condensed Financial Statements.

                Marriott Hotel Properties II Limited Partnership
                     Notes to Condensed Financial Statements
                                   (Unaudited)

1. The accompanying condensed financial statements have been prepared by Marriott Hotel Properties II Limited Partnership (the "Partnership") without audit. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying statements. The Partnership believes the disclosures made are adequate to make the information presented not misleading. However, the condensed financial statements should be read in conjunction with the Partnership's financial statements and notes thereto included in the Partnership's Form 10 for the fiscal year ended December 31, 1995.

      In the opinion of the Partnership, the accompanying condensed unaudited financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of September 6, 1996, the results of operations for the twelve weeks and thirty-six weeks ended September 6, 1996 and September 8, 1995 and cash flows for the thirty-six weeks ended September 6, 1996 and September 8, 1995. Interim results are not necessarily indicative of fiscal year performance because of seasonal and short-term variations.


2. The Partnership owns the New Orleans, San Antonio Rivercenter and San Ramon Hotels (the "Hotels"). In addition, the Partnership owns a 50% limited partnership interest in the Santa Clara Marriott Hotel Limited Partnership (the "Santa Clara Partnership") which owns the Santa Clara Marriott Hotel (the "Santa Clara Hotel"). The sole general partner of the Partnership and the Santa Clara Partnership, with a 1% interest in each, is Marriott MHP Two Corporation (the "General Partner"), a wholly-owned subsidiary of Host Marriott Corporation ("Host Marriott"). The remaining 49% interest in the Santa Clara Partnership is owned by HMH Properties, Inc., a wholly-owned subsidiary of Host Marriott. The Partnership's income from the Santa Clara Partnership is reported as Equity in Income of the Santa Clara Partnership. In arriving at Equity in Income from the Santa Clara Partnership, the Partnership is allocated 100% of the interest expense related to the debt incurred to purchase the Santa Clara Partnership interest. Summarized financial information for the Santa Clara Partnership is presented in Note 5 below.

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

4. Hotel revenues represent house profit of the Partnership's Hotels since the Partnership has delegated substantially all of the operating decisions related to the generation of house profit of the Hotels to Marriott International, Inc. (the "Manager"). House profit reflects hotel operating results which flow to the Partnership as property owner and represents gross hotel sales less property-level expenses, excluding depreciation and amortization, base and incentive management fees, real and personal property taxes, ground and equipment rent, insurance and certain other costs, which are disclosed separately in the condensed statement of operations.

     Partnership revenues generated by the Hotels for the 1996 and 1995 consist of (in thousands):

                                                              Twelve Weeks Ended           Thirty-Six Weeks Ended
                                                       September 6,     September 8,    September 6,   September 8,
                                                           1996             1995            1996            1995
                                                       ------------     ------------    ------------   ------------

       HOTEL SALES
           Rooms......................................$    19,801     $    18,352     $     67,637    $     64,275
           Food and beverage..........................      8,049           8,825           27,835          28,503
           Other......................................      1,827           1,456            5,736           5,078
                                                      -----------     -----------     ------------    ------------
              ........................................     29,677          28,633          101,208          97,856
                                                      -----------     -----------     ------------    ------------
       HOTEL EXPENSES
           Departmental direct costs
              Rooms...................................      4,242           4,223           12,899          12,873
              Food and beverage.......................      6,318           6,419           20,070          19,561
           Other hotel operating expenses.............      7,324           7,081           22,634          21,771
                                                      -----------     -----------     ------------    ------------
              ........................................     17,884          17,723           55,603          54,205
                                                      -----------     -----------     ------------    ------------

       HOTEL REVENUES.................................$    11,793     $    10,910     $     45,605    $     43,651
                                                      ===========     ===========     ============    ============

5. Summarized financial information for the Santa Clara Partnership for 1996 and 1995 is as follows (in thousands):

                                                        Twelve Weeks Ended              Thirty-Six Weeks Ended
                                                   September 6,      September 8,    September 6,      September 8,
                                                       1996              1995            1996              1995
                                                   ------------      ------------    ------------      ------------

      CONDENSED STATEMENT OF OPERATIONS

      REVENUES....................................$     3,541       $      3,496    $     11,772      $     10,288

      OPERATING COSTS AND EXPENSES
         Interest expense.........................        781                695           2,177             2,138
         Depreciation and amortization............        638                638           1,896             1,896
         Incentive management fees................        529                530           1,788             1,551
         Base management fees.....................        266                252             835               753
         Property taxes...........................        113                117             344               351
         Ground rent, insurance and other.........         56                 45             197               145
         .........................................      2,383              2,277           7,237             6,834
                                                  -----------       ------------    ------------      ------------

      NET INCOME..................................$     1,158       $      1,219    $      4,535      $      3,454
                                                  ===========       ============    ============      ============


                                                                                  September 6,     December 31,
                                                                                      1996             1995

     CONDENSED BALANCE SHEET

     Property and equipment, net.................................................$      30,048    $        28,406
     Other assets................................................................        3,618              3,590
     Cash and cash equivalents...................................................        2,849              1,614
                                                                                 -------------    ---------------
        Total Assets.............................................................$      36,515    $        33,610
                                                                                 =============    ===============

     Mortgage debt...............................................................$      43,500    $        43,500
     Due to Marriott International, Inc..........................................        2,382              1,086
     Accounts payable and accrued expenses.......................................          151                117
     Partners' deficit...........................................................       (9,518)           (11,093)
                                                                                 -------------    ---------------
        Total Liabilities and Partners' Deficit..................................$      36,515    $        33,610
                                                                                 =============    ===============


6. On March 21, 1996, the Mortgage Debt and the Santa Clara mortgage debt matured. An extension was entered into between the Partnership and the Santa Clara Partnership and the current lenders which extends the maturity date on the two loans for an additional six months. On July 10, 1996, the General Partner signed a commitment letter with a new third party lender. Pursuant to the terms of the extension, interest accrued at the London interbank offered rate ("LIBOR") plus 187.5 basis points through June 18, 1996 and accrues at LIBOR plus 225.0 basis points through September 21, 1996. No principal amortization is required during the extension period. The Partnership was required to apply the $9.2 million accumulated in the Partnership's primary lender reserve account to pay down the principal balance of the Mortgage Debt to $213.3 million and deposited $19.1 million into the primary lender reserve account. The $19.1 million deposit represented the balance ($16.8 million) from the reserve account previously established by the General Partner (the "General Partner Reserve") in 1992 and cash flow from the Partnership for the first two periods of 1996 ($2.3 million). Additionally, the Partnership also is required to deposit into the primary lender reserve account all cash flow from the Hotels plus all the Partnership's cash flow from the Santa Clara Partnership, net of (i) $500,000 per four week accounting period, (ii) debt service and (iii) current incentive management fees paid. The $500,000 per accounting period will be deposited into a separate expense reserve account which will be used to fund administrative expenses and refinancing costs, any owner-funded capital expenditures, as well as the Partnership's share of any such costs incurred by the Santa Clara Partnership in the six-month extension period. As of September 6, 1996, the balances in the primary lender reserve and in the expense reserve totaled $27.7 million and $1.9 million, respectively. This reserve account is classified as restricted cash on the accompanying condensed balance sheet.

     Subsequent to the close of the quarter, on September 23, 1996 (the "Closing Date") the General Partner was successful in refinancing the Partnership's Mortgage Debt as well as the $43.5 million mortgage debt of the Santa Clara Partnership under substantially identical terms. A total of $266.0 million was borrowed pursuant to the July 10, 1996 commitment letter with the new third party lender, $222.5 million of which is recorded on the Partnership's financial statements. The Partnership's Mortgage Debt will continue to be non-recourse to the Partnership and is secured by first mortgages on the Hotels, as well as a pledge of its limited partner interest in the Santa Clara Partnership. The debt will bear interest at a fixed rate of 8.22% based upon actual number of days over a 360 day year for an 11-year term expiring October 11, 2007, requires payments of interest only during the first loan year (October 1996 through September
     1997) and then principal amortization based upon a 20-year amortization schedule beginning with the second loan year. Additionally, the refinancing substantially restricts the ability of the Partnership to sell the Hotels during such term and prohibits the Partnership from prepaying any debt for an extended period without paying a substantial premium during such term. While Partnership debt service will increase as a result of this refinancing when compared to 1995, the refinancing is expected to improve the financial condition of the Partnership by reducing the Partnership's long-term indebtedness.

     On the Closing Date the Partnership was required to establish certain reserves including:

       o  $7.0  million  for  various  renewals  and  replacements  and  site improvements;
       o $1.1 million for Americans with  Disabilities  Act of
          1990 modifications, deferred maintenance work and environmental remediation projects identified during the course of the appraisal and environmental studies undertaken in conjunction with the refinancing;
       o $4.5 million debt service reserve -Based upon current forecasts, it is expected that cash from operations will be sufficient for the required payment terms of the Mortgage Debt. However due to the seasonality of the Hotels and the Santa Clara Hotel operations, the timing of debt service payments and the lender's desire for additional security, the Partnership was required to establish a debt service reserve for both the Partnership Mortgage Debt and the Santa Clara Partnership mortgage debt containing two months of debt service; and
       o  $155,000 ground rent reserve equal to one month of ground rent.

These reserves were primarily funded from the General Partner Reserve with a portion also funded from the Partnership property improvement funds. In addition, the General Partner Reserve will be utilized to pay estimated transaction costs which include property appraisals, legal expenses, bank fees, environmentalstudies and other transaction costs, as well as any additional reserves deemed necessary by the General Partner for future capital expenditure needs of the Partnership.

7. In the first quarter of 1996, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". Adoption of SFAS No. 121 did not have an effect on its financial statements.

8. On June 13, 1996, MHP II Acquisition Corp. (the "Company"), a wholly-owned subsidiary of Host Marriott, completed its tender offer for the limited partnership units in the Partnership. The Company purchased 377 units for an aggregate consideration of $56,550,000 or $150,000 per unit. As a result of this transaction, the Company became the majority limited partner in the Partnership, owning 382 units or approximately 51% of the total units outstanding. Additionally, in a Partnership vote held in conjunction with the tender offer, the limited partners approved certain amendments to the partnership agreement that were conditions to the tender offer.

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS



CAPITAL RESOURCES AND LIQUIDITY

The Partnership's long-term financing needs have historically been provided through a loan agreement with an independent financial institution. The General Partner believes that the Partnership will have sufficient capital resources and liquidity to continue to conduct its operations in the ordinary course of business.

MORTGAGE DEBT

The Partnership was financed with Mortgage Debt of $222.5 million which was non-recourse to the Partnership. On March 21, 1996, the Mortgage Debt and the Santa Clara mortgage debt matured. An extension was entered into between the Partnership and the Santa Clara Partnership and the current lenders which extends the maturity date on the two loans for an additional six months. On July 10, 1996, the General Partner signed a commitment letter with a new third party lender. Pursuant to the terms of the extension, interest accrued at the London interbank offered rate ("LIBOR") plus 187.5 basis points through June 18, 1996 and accrues at LIBOR plus 225.0 basis points through September 21, 1996. No principal amortization is required during the extension period. The Partnership was required to apply the $9.2 million accumulated in the Partnership's primary lender reserve account to pay down the principal balance of the Mortgage Debt to $213.3 million and deposited $19.1 million into the primary lender reserve account. The $19.1 million deposit represented the balance ($16.8 million) from the reserve account previously established by the General Partner (the "General Partner Reserve") in 1992 and cash flow from the Partnership for the first two periods of 1996 ($2.3 million).

Additionally, the Partnership also is required to deposit into the primary lender reserve account all cash flow from the Hotels plus all the Partnership's cash flow from the Santa Clara Partnership, net of (i) $500,000 per four week accounting period, (ii) debt service and (iii) current incentive management fees paid. The $500,000 per accounting period will be deposited into a separate expense reserve account which will be used to fund administrative expenses and refinancing costs, any owner-funded capital expenditures, as well as the Partnership's share of any such costs incurred by the Santa Clara Partnership in the six-month extension period. As of September 6, 1996, the balances in the primary lender reserve and in the expense reserve totaled $27.7 million and $1.9 million, respectively.

Subsequent to the close of the quarter, on September 23, 1996 (the "Closing Date") the General Partner was successful in refinancing the Partnership's Mortgage Debt as well as the $43.5 million mortgage debt of the Santa Clara Partnership under substantially identical terms. A total of $266.0 million was borrowed pursuant to the July 10, 1996 commitment letter with the new third party lender, $222.5 million of which is recorded on the Partnership's financial statements. The Partnership's mortgage debt will continue to be non-recourse to the Partnership and is secured by first mortgages on the Hotels, as well as a pledge of its limited partner interest in the Santa Clara Partnership. The debt will bear interest at a fixed rate of 8.22% based upon actual number of days over a 360 day year for an 11-year term expiring October 11, 2007, requires payments of interest only during the first loan year (October 1996 through
September 1997) and then principal amortization based upon a 20-year amortization schedule beginning with the second loan year. Additionally, the refinancing substantially restricts the ability of the Partnership to sell the Hotels during such term and prohibits the Partnership from prepaying any debt for an extended period without paying a substantial premium during such term. While Partnership debt service will increase as a result of this refinancing when compared to 1995, the refinacing is expected to improve the financial condition of the Partnership by reducing the Partnership's long-term indebtedness.

On the Closing Date the Partnership was required to establish certain reserves including:

     o $7.0 million for various renewals and replacements and site improvements;
     o $1.1 million for Americans with Disabilities Act of 1990 modifications, deferred maintenance work and environmental remediation projects identified during the course of the appraisal and environmental studies undertaken in conjunction with the refinancing;
     o $4.5 million debt service reserve - Based upon current forecasts, it is expected that cash from operations will be sufficient for the required payment terms of the Mortgage Debt. However due to the seasonality of the Hotels and the Santa Clara Hotel operations, the timing of debt service payments and the lender's desire for additional security, the Partnership was required to establish a debt service reserve for both the Partnership Mortgage Debt and the Santa Clara Partnership Mortgage Debt containing two months of debt service; and
     o  $155,000 ground rent reserve equal to one month of ground rent.

These reserves were primarily funded from the General Partner Reserve with a portion also funded from the Partnership property improvement funds. In addition, the General Partner Reserve will be utilized to pay estimated transaction costs which include property appraisals, legal expenses, bank fees, environmental studies and other transaction costs, as well as any additional reserves deemed necessary by the General Partner for future capital expenditure needs of the Partnership.

CAPITAL RESOURCES AND USES OF CASH

For the thirty-six weeks ended September 6, 1996 and September 8, 1995, cash provided by operations was $20.1 million and $17.3 million, respectively. The increase is primarily due to the increase in revenues discussed below. Year-to-date, $24.7 million was utilized for investing activities compared with $5.7 million for the same period in 1995. The increase is primarily the result of cash transfers to the primary lender reserve and the expense reserve. Financing activities utilized $14.1 million and $3.5 million in 1996 and 1995, respectively. The increase is primarily due to the $9.2 million principal paydown on the Mortgage Debt, in accordance with the terms of the extension agreement, as well as payment of $1.5 million of financing costs to date relating to the refinancing of the Partnership's Mortgage Debt.

The General Partner believes that cash from Hotel operations and the reserves established in conjunction with the refinancing will continue to meet the short and long-term operational needs of the Partnership. In addition, the General Partner believes the property improvement fund will be adequate for the future capital repairs and replacement needs of the Hotels. The General Partner will make its interim cash distribution from 1996 operations of $20,000 per limited partner unit on October 31, 1996. This distribution represents a 29% annualized return on invested capital which is comparable to the prior year levels absent the Partnership's primary lender and General Partner reserve requirements.

In the first quarter of 1996, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". Adoption of SFAS No. 121 did not have an effect on the Partnership's financial statements.

RESULTS OF OPERATIONS

Total Partnership revenues increased 8% and 5% for the third quarter and year-to-date, respectively, when compared to 1995 results. The increase in third quarter revenues is primarily due to a significant increase in revenues at the New Orleans Hotel. Year-to-date revenues increased as a result of increases in revenues at the New Orleans and Santa Clara Hotels. REVPAR, or revenue per available room, increased 8% for the quarter when compared to the same period in 1995. This increase in REVPAR is primarily due to an 8% increase in combined average room rate to $108. On a year-to-date basis, REVPAR increased 7% primarily due to a 6% increase in combined average room rate to $121 while combined average occupancy remained stable at 83%.

The New Orleans Marriott Hotel reported a 38%, or $1,380,000, increase in revenues for the third quarter when compared to the same period in 1995. The increase is primarily due to a 15% increase in REVPAR due to a 15% increase in average room rate to $104 while average occupancy remained stable at 78%. Yearto-date, revenues increased 6% when compared to 1995 results primarily due to an 8% increase in room revenues which was partially offset by a 25%, or $858,000 decrease in food and beverage operating results. The increase in room revenues is due to a 5% increase in REVPAR. The increase in REVPAR is the result of a 6% increase in average room rate to $121 offset by a slight decrease in average occupancy to 79%. The increase in average room rate, both for the quarter and year-to-date, is due to Hotel management's successful employment of strategic rate structuring which has included driving transient room rates and limiting rate discounting. The year-to-date decline in average occupancy is due to a city-wide decrease in convention business when compared to the same period in 1995. The decline in year-to-date food and beverage operating results is due to a shift in the group business market from corporations and associations to more cost conscious groups. Hotel management expects demand to remain strong for the remainder of the year, thereby allowing the Hotel to maintain the average room rate growth achieved year-to-date.

Revenues at the Marriott Rivercenter in San Antonio decreased 11%, or $680,000, for the third quarter when compared to the same period in 1995 primarily due to a $660,000 decrease in food and beverage operating results. The decrease in food and beverage operating results is due to the inclusion of a high volume of catering sales attributed to one large group in the calculation of 1995 operating results. On a year-to-date basis, Hotel revenues increased 1% primarily due to a 4% increase in room revenues partially offset by a 6% decrease in food and beverage operating results. The increase in room revenues is due to a 4% increase in REVPAR as average room rate increased 4% to $132 while average occupancy remained stable at 86%. The increase in average room rate is the result of Hotel management's continued success with aggressive pricing strategies. The remainder of 1996 is expected to continue to be strong as Hotel management will continue to focus on driving rate in response to strong local demand.

Revenues at the San Ramon Marriott Hotel increased 14% for the third quarter and 13% year-to-date when compared to the same period in 1995 primarily due to significant increases in REVPAR. For the quarter, REVPAR increased 11% as average room rate increased 8% to $96 combined with a 1.9 percentage point increase in average occupancy to 89%. On a year-to-date basis, REVPAR increased 12% primarily due to a 9% increase in average room rate to $96 combined with a
2.5 percentage point increase in average occupancy to 86%. The increase in average room rate was achieved primarily as a result of increases in corporate and transient rates. Average occupancy benefited primarily from an increase in transient demand. Hotel management expects transient demand to remain strong for the remainder of the year.

The Santa Clara Marriott Hotel reported a 1% increase in third quarter revenues when compared to the same period in 1995. The increase is primarily due to a 10% increase in room revenues which was partially offset by a $183,000 decrease in food and beverage operating results. Room revenues increased due to a 12% increase in REVPAR. The increase in REVPAR for the quarter is a result of a 13% increase in average rate to $116 partially offset by a slight decrease in average occupancy to 84%. On a year-to-date basis, Hotel revenues increased 14% over 1995 results due to an 18% increase in REVPAR partially offset by a slight decrease in food and beverage operating results. REVPAR increased primarily due to a 13% increase in average room rate to $116 coupled with a 3.0 percentage point increase in average occupancy to 84%. The increase in average room rate was achieved through the employment of aggressive pricing strategies in all categories. Occupancy levels have benefited from strong demand in the transient market. Demand is expected to remain strong for the remainder of 1996.

Partnership interest expense decreased 7% and 6% for the quarter and year-to-date, respectively. This decrease is due to a decline in interest rates. The Partnership's equity allocation from the Santa Clara Partnership declined $74,000 for the quarter primarily due to an increase in interest expense when compared to the same period in 1995. However, on a year-to-date basis the equity allocation increased $321,000 when compared to 1995 results primarily due to improved operations at the Santa Clara Hotel, as discussed above. The Partnership did not report any other significant variances during the twelve and thirty-six weeks ended September 6, 1996.

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

                  On April 23, 1996, MacKenzie Patterson Special Fund 2, L.P. ("MacKenzie Patterson"), a limited partner of the Partnership, filed a purported class-action lawsuit in the Circuit Court for Montgomery County, Maryland, against the Partnership, as a nominal defendant, the Company, Host Marriott, the General Partner and the directors of the General Partner, alleging, among other things, that the defendants had violated their fiduciary duties in connection with the Tender Offer. The complaint sought certification as a class-action, to enjoin the Tender Offer and the Consent Solicitation, and damages. Subsequently, MacKenzie Patterson dismissed the Montgomery County action and refiled in Delaware State Chancery Court. In separate lawsuits, filed on April 24, 1996, in Delaware State Chancery Court and on May 10, 1996, in the Circuit Court for Palm Beach County, Florida, two other limited partners of the Partnership sought similar relief. The Chancery Court consolidated the two Delaware lawsuits and on June 12, 1996, entered an order denying the Delaware plaintiffs' motion to enjoin the Tender Offer and Consent Solicitation. The defendants have moved to dismiss this consolidated action and to stay discovery. Neither a briefing schedule nor a hearing has been set on these motions. The defendants removed the Florida action to federal court in Florida and filed motions to dismiss, or in the alternative, to stay the action pending resolution of the Delaware action. The District Court has not yet set a hearing on these motions. This litigation is not expected to have a material adverse effect on the business, financial condition or results of operations of the Partnership.


ITEM 5.           OTHER INFORMATION

                 Patricia K. Brady was appointed to Vice President and Chief Accounting Officer of the General Partner on October 8, 1996. Ms. Brady joined Host Marriott in 1989 as Assistant Manager--Partnership Services. She was promoted to Manager in 1990 and to Director--Partnership Services in June 1996.


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  a.       Exhibits - None

                  b.       Reports on Form 8-K - None

                                    SIGNATURE




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


                             MARRIOTT HOTEL PROPERTIES II
                             LIMITED PARTNERSHIP

                             By:      MARRIOTT MHP TWO CORPORATION
                                      General Partner


Date: October 21, 1996       By:
                                     -----------------------------

                                     Patricia K. Brady
                                     Vice President and Chief Accounting Officer

                                    SIGNATURE




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


                            MARRIOTT HOTEL PROPERTIES II
                            LIMITED PARTNERSHIP

                            By:      MARRIOTT MHP TWO CORPORATION
                                     General Partner


Date: October 21, 1996      By:      /s/Patricia K. Brady
                                     --------------------

                                    Patricia K. Brady
                                    Vice President and Chief Accounting Officer