Form 10-K
period 1996-12-31
MARRIOTT HOTEL PROPERTIES II LIMITED PARTNERSHIP
filed 1997-03-31
CIK 845240

================================================================================

                       Securities and Exchange Commission
                            Washington, D.C.  20549
                                   Form 10-K

     [X]  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  For the fiscal year ended December 31, 1996

                                       OR

     [_]  Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                        Commission File Number:  0-28222
                                                 -------

                MARRIOTT HOTEL PROPERTIES II LIMITED PARTNERSHIP
                ------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                     52-1604506
--------------------------------       ------------------------------------
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)                Identification No.)

      10400 Fernwood Road
      Bethesda, Maryland                                20817
--------------------------------       ------------------------------------
(Address of principal executive offices)        (Zip Code)

       Registrant's telephone number, including area code:  301-380-2070

          Securities registered pursuant to Section 12(b) of the Act:

                                 Not Applicable

          Securities registered pursuant to Section 12(g) of the Act:

                     Units of Limited Partnership Interest
                     -------------------------------------
                                (Title of Class)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days: Yes ___ No ___ (Not Applicable). The Partnership became subject to Section 13 reporting on April 17, 1996.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_] (Not Applicable)

                      Documents Incorporated by Reference
                                      None
================================================================================

                               TABLE OF CONTENTS
                               -----------------

                                                                       PAGE NO.
                                                                     ----------

                                     PART I

Item 1.    Business                                                          1

Item 2.    Properties                                                        8

Item 3.    Legal Proceedings                                                12

Item 4.    Submission of Matters to a Vote of Security Holders              13

                                    PART II

Item 5.    Market For The Partnership's Limited Partnership Units and
           Related Security Holder Matters                                  14

Item 6.    Selected Financial Data                                          15

Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                        16

Item 8.    Financial Statements and Supplementary Data                      21

Item 9.    Changes In and Disagreements With Accountants on Accounting
           and Financial Disclosure                                         38

                                    PART III

Item 10.   Directors and Executive Officers                                 38

Item 11.   Management Remuneration and Transactions                         39

Item 12.   Security Ownership of Certain Beneficial Owners and Management   39

Item 13.   Certain Relationships and Related Transactions                   40

                                    PART IV

Item 14.   Exhibits, Supplemental Financial Statement Schedules
           and Reports on Form 8-K                                          44


                                     PART I


ITEM 1.  BUSINESS

Description of the Partnership

Marriott Hotel Properties II Limited Partnership (the "Partnership"), a Delaware limited partnership, was formed in 1989 to acquire, own and operate (i) the 1,290-room New Orleans Marriott Hotel and underlying land in New Orleans, Louisiana (the "New Orleans Hotel"); (ii) the 999-room Marriott Rivercenter Hotel in San Antonio, Texas (the "San Antonio Hotel"); (iii) the 368-room Bishop Ranch Marriott Hotel in San Ramon, California (the "San Ramon Hotel") (collectively, the "Hotels") and to acquire a 50% limited partnership interest in the Santa Clara Marriott Hotel Limited Partnership (the "Santa Clara Partnership"), a Delaware limited partnership, which owns the 754-room Santa Clara Marriott Hotel in Santa Clara, California (the "Santa Clara Hotel"). The remaining 50% interest in the Santa Clara Partnership is owned by Marriott MHP Two Corporation, the General Partner, with a 1% interest, and an affiliate of the General Partner, HMH Properties, Inc., a wholly-owned indirect subsidiary of Host Marriott Corporation ("Host Marriott"), with a 49% limited partner interest (collectively, the "Other Santa Clara Partners").

The sole general partner of the Partnership is Marriott MHP Two Corporation (the "General Partner"), a Delaware corporation and a wholly-owned indirect subsidiary of Host Marriott.

On December 29, 1995, Host Marriott's operations were divided into two separate companies: Host Marriott which continued the business of owning lodging properties and Host Marriott Services Corporation which continued the business of concession operations at airports and toll roads. Host Marriott, when used herein in reference to a period or date prior to October 8, 1993, means Marriott Corporation as it existed prior to its division.

The Partnership is engaged solely in the business of owning and operating hotels and, therefore, is engaged in one industry segment. The principal offices of the Partnership are located at 10400 Fernwood Road, Bethesda, Maryland 20817.

The Hotels and the Santa Clara Hotel are operated as part of the Marriott International, Inc. ("MII") full-service hotel system and are managed by MII under long-term management agreements. In conjunction with the refinancing of the Partnership's Mortgage Debt described in "Debt Financing" below, MII assigned all of its interests in the management agreements to Marriott Hotel Services, Inc. (the "Manager"), a wholly-owned subsidiary of MII. The Hotels and the Santa Clara Hotel have the right to use the Marriott name pursuant to the Management Agreements and the Santa Clara Management Agreement and, if these management agreements are terminated, the Partnership and the Santa Clara Partnership will lose the right for all purposes. See Item 7, "Certain Relationships and Related Transactions".

The Hotels and the Santa Clara Hotel are among the premier properties in their markets and are geographically diverse which may balance the Partnership's exposure to local and regional economic risk. The Partnership also benefits from the four hotels' diversity of principal market segments served, with an overall balance between the group/convention, business traveler and leisure traveler segments. The Partnership has no plans to acquire any new properties or sell any of the existing properties. See "Competition" below and Item 2, "Properties".

Historically, the Partnership's financing needs have been funded through loan agreements with independent financial institutions. See "Debt Financing" below.

Organization of the Partnership

On March 20, 1989 (the "Partnership Closing Date"), 745 limited partner interests (the "Units"), representing a 99% interest in the Partnership, were sold in a private placement. The offering price per Unit was $100,000, payable in three annual installments through June 1, 1991 (the "Investor Notes"), or as an alternative, $89,247 in cash on the Partnership Closing Date as full payment of the subscription price. A total of 621 Units were purchased on an installment basis and 124 Units were paid in full. Half Units were offered on similar terms at proportionate prices, and consequently, there were 879 limited partners as of December 31, 1996. On the Closing Date, the Partnership executed purchase agreements (the "Purchase Agreements") with Host Marriott to acquire the Hotels and the 50% limited partner interest in the Santa Clara Partnership for $319.5 million. Of the total purchase price, $222.5 million was paid from proceeds of the mortgage loan (see "Debt Financing" below), $43.4 million was evidenced by a promissory note payable to Host Marriott (the "Deferred Purchase Note"), $43.5 million was paid from a cash distribution by the Santa Clara Partnership and the remainder from the initial payment on the sale of the Units. The Investor Notes were fully repaid by June 1, 1991, with the exception of five Units. As provided by the partnership agreement, the General Partner acquired these five Units from limited partners who were in default on their Investor Notes. The principal outstanding on the Deferred Purchase Note was fully repaid in 1991 with the proceeds of the Investor Notes. The General Partner mad a capital contribution of $752,525 for its 1% general partner interest.

The New Orleans Hotel, the San Antonio Hotel and the limited partnership interest in the Santa Clara Partnership were conveyed to the Partnership on the Partnership Closing Date. The San Ramon Hotel was conveyed upon completion of its construction on May 31, 1989.

On June 13, 1996, MHPII Acquisition Corp. (the "Company"), a wholly-owned subsidiary of Host Marriott, completed a tender offer for the limited partnership Units in the Partnership. The Company purchased 377 Units for an aggregate consideration of $56,550,000 or $150,000 per Unit. Subsequent to the tender offer, the Company purchased an additional ten Units in the Partnership. As a result of these transactions, the Company became the majority limited partner in the Partnership, owning 387 Units or approximately 52% of the total Units outstanding.

Additionally, in a Partnership vote held in conjunction with the tender offer, the limited partners approved certain amendments to the partnership agreement that were conditions to the tender offer. These amendments were as follows:

(1) An amendment that (i) revised the provisions limiting the voting rights of the General Partner and its affiliates to permit the General Partner and its affiliates (including the Company) to have full voting rights with respect to all Units currently held by the General Partner or acquired by its affiliates except on matters where the General Partner or its affiliates have an actual economic interest other than as a unitholder or general partner (an "Interested Transaction"), and (ii) modified the voting provisions with respect to Interest Transactions to permit action to be taken if approved by limited partners holding a majority of the outstanding Units, with all Units held by the General Partner and its affiliates being voted in the same manner as a majority of the Units actually voted by limited partners other than the General Partner and its affiliates.

(2) An amendment that eliminated the provision that prohibited the transfer of 50% or more of the outstanding Units within a 12-month period, so that the Company could acquire a greater than 50% interest in the Partnership pursuant to the tender offer and thereafter transfer such interest.

(3) An amendment that revised the provision the permitted Unit transfers only on the first day of a fiscal quarter, so that the transfer of Units to the Company pursuant to the tender offer, and any subsequent transfer of Units by the Company, could occur on the designated closing date, rather on the first day of a fiscal quarter.

(4) An amendment that revised the provisions relating to the allocation of profits and losses and cash distributions, so that tendering unitholders whose tenders were accepted received allocations of profit and loss with respect to their Units only up to, but not beyond, the last day of the accounting period prior to the date tenders of Units were accepted for payment under the tender offer and did not receive cash distributions (including sale and refinancing proceeds) made after the date tenders of Units were accepted for payment under the tender offer.

(5) An amendment that changed the definition of "Affiliate" to make clear that a publicly-traded entity (such as MII) will not be deemed an affiliate of the General Partner or any of its affiliates unless a person or group of persons directly or indirectly owns twenty percent (20%) or more of the outstanding common stock of both the General Partner (or its affiliates) and such other entity.

Debt Financing

Partnership Mortgage Debt

On the Partnership Closing Date, the Partnership borrowed $222.5 million from commercial banks (the "Original Lenders") pursuant to the terms of a variable rate mortgage loan (the "Original Mortgage Debt") to finance the acquisition of the Hotels. The Original Mortgage Debt was nonrecourse to the Partnership and was secured by a first mortgage on each of the Hotels and an assignment of the Partnership's rights under the Management and Purchase Agreements. As additional security, Host Marriott provided a debt service guarantee to the Original Lenders of up to $22.8 million to cover debt service shortfalls. Host Marriott was released from this obligation as of December 31, 1992 as certain performance criteria was met. There were no amounts advanced to the Partnership under the debt service guarantee.

The Original Mortgage Debt agreement provided for interest rate options tied to a Eurodollar rate, an adjusted CD rate or the fluctuating corporate base rate, with interest payable monthly. For Eurodollar or CD elections, the Partnership paid the applicable rate plus an increment equal to 0.9 basis points. In April 1992, the Partnership entered into an interest rate swap agreement for the entire Original Mortgage Debt with the primary lender to effectively fix the interest rate on the Original Mortgage Debt at 7.8% per annum from May 1992 through maturity. The weighted average interest rate on the Original Mortgage Debt for the two years in the period ended December 31, 1995 was 7.8%.

On March 21, 1996, the Original Mortgage Debt and the Original Santa Clara Mortgage Debt matured at which time the Original Lenders granted the Partnership and the Santa Clara Partnership an extension of the two loans for an additional six months until replacement financing could be finalized with another lender. Under the terms of the extension, interest accrued at the London interbank offered rate ("LIBOR") plus 187.5 basis points for the first three months and accrued at LIBOR plus 225.0 basis points for the second three months. No principal amortization was required during the extension period. However, under the terms of the extension, the Partnership applied $9.2 million accumulated in the primary lender reserve account to pay down the principal balance of the Original Mortgage Debt to $213.3 million and deposited $19.1 million into the primary lender reserve account. The primary lender reserve account was established in 1994 to provide funds for a principal paydown on the Original Mortgage Debt at maturity. The $19.1 million deposit represented the balance ($16.8 million) from the unrestricted reserve account included in cash in the accompanying balance sheet as of December 31, 1995, previously established by the General Partner in 1992 (the "General Partner Reserve") and cash flow from the Partnership for the first two periods of 1996 ($2.3 million). During the extension period, the Partnership also was required to deposit into the primary lender reserve account all cash flow from the Partnership's Hotels plus all the Partnership's cash flow from the Santa Clara Partnership, net of (i) $500,000 per accounting period, (ii) debt service and (iii) current incentive management fees paid. The $500,000 per accounting period was deposited into a separate expense reserve account which was used by the Partnership to fund administrative expenses and refinancing costs, any owner-funded capital expenditures, as well as the Partnership's share of any such costs incurred by the Santa Clara Partnership during the six month extension period.

Mortgage Debt Refinancing

On September 23, 1996 (the "Closing Date"), the General Partner was successful in refinancing the Partnership's Original Mortgage Debt, as well as the $43.5 million mortgage debt of the Santa Clara Partnership. A total of $266.0 million was borrowed from a new third party lender, $222.5 million of which is recorded on the Partnership's financial statements (the "Mortgage Debt"). The Partnership's Mortgage Debt is nonrecourse to the Partnership and is secured by first mortgages on the Hotels, as well as a pledge of its limited partner interest in the Santa Clara Partnership. The debt bears interest at a fixed rate of 8.22% based upon actual days over a 360 day year for an 11-year term expiring October 11, 2007, requires payments of interest only during the first loan year (October 1996 through September 1997) and then principal amortization based upon a 20-year amortization schedule beginning with the second loan year. Additionally, the refinancing substantially restricts the ability of the Partnership to sell the Hotels during such term and prohibits the Partnership from prepaying any debt for an extended period without paying a substantial premium during such term. The weighted average interest rate on the Mortgage Debt for the year ended December 31, 1996 was 7.7%.

On the Closing Date, the Partnership was required to establish certain reserves which are held by an agent of the lender including:

 .  $7.0 million for various renewals and replacements and site improvements;

 . $1.1 million for Americans with Disabilities Act of 1990 modifications, deferred maintenance work and environmental remediation projects identified during the course of the appraisals and environmental studies undertaken in conjunction with the refinancing;

 . $4.5 million debt service reserve - Based upon current forecasts, it is expected that cash from operations will be sufficient for the required payment terms of the Mortgage Debt. However due to the seasonality of the four hotels' operations, the timing of debt service payments and the lender's desire for additional security, the Partnership was required to establish a debt service reserve for both the Partnership Mortgage Debt and the Santa Clara Partnership mortgage debt totalling two months of debt service; and

 .  $155,000 ground rent reserve equal to one month of ground rent.

These reserves were funded by using $12.2 million from the General Partner Reserve and $643,000 from the Partnership and the Santa Clara Partnership property improvement funds.

Santa Clara Partnership Mortgage Debt

On the Partnership Closing Date, the Santa Clara Partnership borrowed $43.5 million from commercial banks pursuant to the terms of a variable rate mortgage loan (the "Original Santa Clara Mortgage Debt") which matured on March 21, 1996 and was extended until September 21, 1996. The proceeds of the loan were immediately distributed to the Partnership for its use in purchasing its 50% limited partner interest in the Santa Clara Partnership. The Original Santa Clara Mortgage Debt was nonrecourse to the Santa Clara Partnership and was secured by a first mortgage on the Hotel and an assignment of the Santa Clara Partnership's rights under the Santa Clara Management and Purchase Agreements. The Original Santa Clara Mortgage Debt provide for interest rate options which were tied to a Eurodollar rate, an adjusted CD rate or the fluctuating corporate base rate, with interest payable on the last day of the elected interest period. For Eurodollar or CD elections, the Partnership paid the applicable rate plus an increment equal to 0.85 basis points. No amortization of principal was required prior to maturity. The Original Mortgage Debt's weighted average interest rate for the years ended December 31, 1995 and 1994 was 7.0% and 5.4%, respectively.

On September 23, 1996 (the "Closing Date"), the General Partner refinanced the Original Santa Clara Mortgage Debt under substantially identical terms as the Partnership Mortgage Debt. The $43.5 million mortgage debt (the "Santa Clara Mortgage Debt") is nonrecourse to the Santa Clara Partnership and is secured by first mortgages on the Santa Clara Hotel, the Hotels and the Partnership's limited partner interest in the Santa Clara Partnership. The Santa Clara Mortgage Debt bears interest at a fixed rate of 8.22% based upon actual number of days over a 360-day year for an 11-year term expiring October 11, 2007, requires payments of interest only during the first loan year (October 1996 through September 1997) and the principal amortization based upon a 20-year amortization schedule beginning with the second loan year. It matures on October 11, 2017. Additionally, the refinancing substantially restricted the ability of the Santa Clara Partnership to sell the Santa Clara Hotel during such term and prohibits the Santa Clara Partnership from prepaying any debt for an extended period without paying a substantial premium during such term. The weighted average interest rate on the Santa Clara Mortgage Debt for the year ended December 31, 1996 was 7.6%.

Pursuant to the terms of the Santa Clara partnership agreement, the Other Santa Clara Partners had an obligation to fund certain debt service shortfalls. Pursuant to the terms of the Santa Clara Partnership agreement, this obligation expired on December 31, 1995. No amounts were advanced under this obligation. After December 31, 1995, to the extent debt service is greater than 50% of cash available before debt service under the Santa Clara partnership agreement, the Partnership must make capital contributions to cover such amounts. Required debt service has not exceeded 50% of cash available before debt service under the Santa Clara partnership agreement, and accordingly, no advances to the Santa Clara Partnership have been made.

Through December 31, 1995 pursuant to the terms of the Santa Clara partnership agreement, if sale proceeds otherwise distributable to the Partnership in connection with a sale of the Santa Clara Hotel were not sufficient to repay the Santa Clara Mortgage Debt, then the Partnership in effect would be required to contribute to the Santa Clara Partnership an amount equal to the amount, if any, of the proceeds otherwise distributable to the Other Santa Clara Partners that were applied in satisfaction of the Santa Clara Mortgage Debt.

Material Contracts

Management Agreements

The Partnership and the Santa Clara Partnership entered into long-term hotel management agreements (collectively, the "Management Agreements") with the Manager to manage the Hotels and the Santa Clara Hotel as part of the MII full-service hotel system. The Management Agreements for each Hotel had an initial term expiring on December 31, 2008. To facilitate the refinancing of the Partnership's Mortgage Debt and the Santa Clara Mortgage Debt, the Manager exercised its option to renew the Management Agreements for each Hotel for an additional 10-year term. Therefore, the current terms of the Management Agreements for each Hotel expire on December 31, 2018. This, as well as the assignment of the Management Agreements described in "Description of the Partnership" above, and other minor changes were documented in an amendment to each of the Management Agreements. The Manager has the option to renew the Management Agreements for up to three additional 10-year terms. The Management Agreements provide the Manager with a base management fee equal to 3% of gross hotel sales. In addition, the Manager is entitled to an incentive management fee equal to 20% of such hotel's operating profit. For additional information, see Item 13, "Certain Relationships and Related Transactions."

Ground Leases

The Partnership and the Santa Clara Partnership lease land on which the San Antonio, San Ramon and Santa Clara Hotels are located from unrelated third parties. For a description of the terms of the ground leases, see Item 2, "Properties."

Competition

Competition in the U.S. lodging industry is strong. Room sales, which are determined by occupancy levels and room rates, have continued to increase in 1996 as the lodging industry as a whole, and the full-service hotel segment in particular, have benefited from an improved relationship between demand and supply of hotel rooms in the United States. The recent increase in demand resulted from an improved economic environment and a corresponding increase in domestic business travel. In spite of the increased demand for rooms, the room supply growth rate in the full-service segment has greatly diminished. The decrease in the supply growth rate is attributable to many factors including the limited availability of attractive building sites for full-service hotels, the lack of available financing for new full-service hotel construction and the availability of existing full-service properties for sale at a discount to their replacement value. The General Partner believes that room supply growth for full-service hotels will continue to be limited over the next few years. The cyclical nature of the U.S. lodging industry has been demonstrated over the past two decades. Low hotel profitability during the 1974-1975 recession led to a prolonged slump on new construction and, over time, high occupancy rates and real estate price increases in the late 1970s and early 1980s. Changes in tax and banking laws during the early 1980s precipitated a construction boom which peaked in 1986 but created an oversupply of hotel rooms that has not yet been fully absorbed by increased demand. The General Partner expects the U.S. hotel supply/demand imbalance to improve gradually over the next few years.

The Manager believes that by emphasizing management and personnel development and maintaining a competitive price structure, the Partnership Hotels' and the Santa Clara Hotel's share of their individual markets will be maintained or increased. The inclusion of the Hotels and the Santa Clara Hotel within the nationwide MII full-service hotel system provides advantages of name recognition, centralized reservations and advertising, system-wide marketing and promotion, centralized purchasing and training and support services. Additional competitive information is set forth in Item 3 "Properties", with respect to each Hotel and the Santa Clara Hotel.

Conflicts of Interest

Because Host Marriott and its affiliates own and/or operate hotels other than those owned by the Partnership and the Santa Clara Partnership, potential conflicts of interest exist. With respect to these potential conflicts of interest, Host Marriott and its affiliates retain a free right to compete with the Partnership's and the Santa Clara Partnership's Hotels, including the right to develop competing hotels now and in the future, in addition to those existing hotels which may compete directly or indirectly.

Under Delaware law, the General Partner has unlimited liability for obligations of the Partnership and the Santa Clara Partnership, unless those obligations are, by contract, without recourse to the partners thereof. Since the General Partner is entitled to manage and control the business and operations of the Partnership and the Santa Clara Partnership, and because certain actions taken by the General Partner, the Partnership or the Santa Clara Partnership could expose the General Partner or its parent, Host Marriott, to liability that is not shared by the limited partners (for example, tort liability or environmental liability), this control could lead to a conflict of interest.

Under the Second Amended and Restated Partnership Agreement (the "Partnership Agreement"), the General Partner generally is allocated 75% of all losses and net losses whereas the limited partners are distributed a majority of the cash available for distribution or sale proceeds. To the extent a course of action would generate losses or net losses, and thus possible tax benefits for the General Partner, rather than cash available for distribution or sale proceeds, the General Partner would face a conflict of interest.

Policies with Respect to Conflicts of Interest

It is the policy of the General Partner that the Partnership's relationship with the General Partner or any affiliate, or persons employed by the General Partner are conducted on terms which are fair to the Partnership and which are commercially reasonable. Agreements and relationships involving the General Partner or its affiliates and the Partnership are on terms consistent with the terms on which the General Partner or its affiliates have dealt with unrelated partners.

The Partnership Agreement provides that agreements, contracts or arrangements between the Partnership and the General Partner or any of its affiliates, except for rendering legal, tax, accounting, financial, engineering, and procurement services to the Partnership by employees of the General Partner or its affiliates, will be on commercially reasonable terms and will be subject to the following conditions:

 . the General Partner or any such affiliate must have the ability to render such services or to sell or lease such goods;

 . such agreements, contracts or arrangements must be fair to the Partnership and reflect commercially reasonable terms and shall be embodied in a written contract which precisely describes the subject matter thereof and all compensation to be paid thereof;

 . no rebates or give-ups may be received by the General Partner or any such affiliate, nor may the General Partner or any such affiliate participate in any reciprocal business arrangements which would have the effect of circumventing any of the provisions of the Partnership Agreement;

 . no such agreement, contract or arrangement as to which the limited partners had previously given approval may be amended in such manner as to increase the fees or other compensation payable by the Partnership to the General Partner or any of its affiliates or to decrease the responsibilities or duties of the General Partner or any such affiliate in the absence of the consent of the limited partners holding a majority of the Units (excluding those Units held by the General Partner or certain of its affiliates); and

 . any such agreement, contract or arrangement which relates to or secures any funds advanced or loaned to the Partnership by the General Partner or any such affiliate must reflect commercially reasonable terms.

The Santa Clara Partnership Agreement contains similar provisions with respect to the Santa Clara Partnership.

Employees

Neither the General Partner nor the Partnership has any employees. Host Marriott provides the services of certain employees (including the General Partner's executive officers) of Host Marriott to the Partnership and the General Partner. The Partnership and the General Partner anticipate that each of the executive officers of the General Partner will generally devote a sufficient portion of his or her time to the business of the Partnership. However, each of such executive officers also will devote a significant portion of his or her time to the business of Host Marriott and its other affiliates. No officer or director of the General Partner or employee of Host Marriott devotes a significant percentage of time to Partnership matters. To the extent that any officer, director or employee does devote time to the Partnership, the General Partner or Host Marriott, as applicable, is entitled to reimbursement for the cost of providing such services. See Item 11, "Management Remuneration and Transactions", for information regarding payments made to Host Marriott or its subsidiaries for the cost of providing administrative services to the Partnership.

ITEM 2.  PROPERTIES

As of December 31, 1996, the Partnership and the Santa Clara Partnership properties consist of four hotels, all of which are in full operation and described below.

New Orleans Marriott Hotel - New Orleans, Louisiana

Location

The New Orleans Hotel is a full-service Marriott hotel located on approximately
1.88 acres of fee-owned land in the central business district in downtown New Orleans on the western boundary of the famous French Quarter. The Hotel is situated on Canal Street, the primary commercial route through the downtown area. It is located approximately 12 miles from the New Orleans International Airport.

Description

The Hotel, which opened in July 1972, currently contains 1,290 guest rooms, including 54 suites and 48 concierge-level guest rooms. The Hotel is comprised of the original 42-story River Tower and the 20-story Quarter Tower. Designed as part of the MII network of convention hotels, it has extensive meeting and convention facilities, totaling 80,000 square feet, including (i) a 27,100 square foot grand ballroom, which is the largest hotel ballroom in New Orleans,
(ii) a 10,400 square foot junior ballroom, and (iii) 25 meeting rooms. Hotel facilities also include three restaurants, three lounges, a health club, an outdoor pool, a gift shop and a 475-space underground parking garage.

Guest Room Renovations and Replacements

The Hotel had 924 guest rooms when it originally opened in 1972. A 400-room expansion was completed in 1979. The Hotel underwent an $11.4 million renovation in 1988 which included reconfiguring certain guest rooms, including 54 suites and 48 concierge-level guest rooms. The completion of these two projects has resulted in the 1,290 guest room count that the Hotel currently holds. The 1,290 rooms were partially renovated in 1992 at a cost of $5.4 million. The renovation focused on carpeting, bedspreads, upholstery, drapes and other similar items ("Softgoods"). The Hotel is scheduled to have a complete refurbishment of all of its guest rooms at an estimated cost of $13.0 million in 1998 which will include replacement of the Softgoods and also the dressers, chairs, beds and other furniture ("Casegoods").

Competition

The primary competition for the Hotel comes from the following three first-class convention oriented hotels in the central business district of New Orleans: (i) the Sheraton New Orleans Hotel, (ii) the Hyatt Regency New Orleans Hotel and
(iii) the New Orleans Hilton Riverside and Towers Hotel. These three competitors contain an aggregate of approximately 3,900 rooms and 254,000 square feet of meeting space. In addition, other hotels in the New Orleans area also compete with the Hotel; however, these differ from the New Orleans Hotel in terms of size, room rates, facilities, amenities and services offered, market orientation and/or location. None of these other hotels are operated as part of the MII full-service system. As a major convention facility, the Hotel also competes with similar facilities throughout the country.

No new direct competitors are expected to open in the New Orleans area in the near-term. However, the demand in the market has created interest by a number of parties in expanding existing properties and/or developing new full-service hotels.

San Antonio Marriott Rivercenter Hotel - San Antonio, Texas

Location

The San Antonio Hotel is a full-service Marriott hotel located in downtown San Antonio on a leased parcel of land of approximately 2.7 acres. The Hotel is situated on the San Antonio Riverwalk and is located one block from the San Antonio Convention Center and the Alamo. It is located approximately seven miles from the San Antonio International Airport.

Description

The Hotel opened in October 1988. The Hotel contains 999 guest rooms, including 86 suites and 40 concierge-level guest rooms, in a 38-story building. Designed as part of the MII network of convention hotels, it has extensive meeting and convention facilities, totaling 58,300 square feet, including (i) a 40,000 square foot grand ballroom and (ii) 36 meeting rooms. Hotel facilities also include two restaurants, two lounges, a health club, an indoor/outdoor pool, a gift shop and a 650-space underground parking garage.

Guest Room Renovations and Replacements

During 1994 and 1995, the Hotel completed a $4.5 million Softgoods renovation project. The Hotel is scheduled to complete a combined Softgoods and Casegoods renovation of all of its guest rooms at an estimated cost of $11.1 million in 2000.

Competition

The primary competition for the Hotel comes from the following three first-class hotels in downtown San Antonio: (i) the San Antonio Marriott Riverwalk Hotel,
(ii) the Hyatt Regency and (iii) the Hilton Palacio del Rio Hotel. These three competitors contain an aggregate of approximately 1,600 rooms and 64,000 square feet of meeting space. The San Antonio Marriott Riverwalk Hotel, which opened in 1980 and is managed by MII, is located across the street from the San Antonio Hotel. Other than limited joint marketing efforts to meeting and convention planners, the San Antonio Hotel and the Marriott Riverwalk are direct competitors. Host Marriott acquired the San Antonio Marriott Riverwalk Hotel and another area hotel, the Plaza San Antonio Hotel in June and August 1995, respectively. In addition, other hotels in the San Antonio area also compete with the Hotel; however, these differ from the Hotel in terms of size, room rates, facilities, amenities and services offered, market orientation and/or location. None of these other hotels are operated as part of the MII full-service hotel system.

In February of 1997 the Residence Inn Alamo Plaza will open with 220 rooms. In November of 1997, the Adams Mark Hotel will open on the riverwalk with 410 rooms and 20,000 square feet of meeting space. Both hotels are in the Hotel's immediate market area and it is expected that the Hotel will compete directly with the Adams Mark Hotel for transient business. The downtown San Antonio area will experience a total room increase of over 1,100 rooms by the end of 1997 of which the only full-service property will be the Adams Mark Hotel. In addition, the demand in this market is at a level that has created interest by a number of parties in expanding existing properties and/or developing new full-service hotels. Recently, a proposal passed to expand the San Antonio Convention Center to 500,000 square feet, which would rank it as the 12th largest convention center in the country. It is likely that the expansion to the Convention Center will create demand for additional hotel rooms in the San Antonio market. While it is difficult to predict the ultimate outcome of this proposal, it is likely that hotel rooms will be added to the market and, therefore, increase the San Antonio Hotel's competition.

Ground Lease

The San Antonio Hotel is located on a site that is leased from an unrelated third party for an initial term expiring December 31, 2013. To facilitate the refinancing, the Partnership exercised its option to extend the land lease for an additional 20-year period. Therefore, the term of the San Antonio land lease expires on December 31, 2033. The Partnership has the option to extend the term for up to three successive terms of ten years each. The lease provides for annual rental during the term of the lease equal to the greater of $700,000 or 3.5% of annual gross room sales.

San Ramon Marriott Hotel - San Ramon, California

Location

The San Ramon Hotel is a full-service Marriott hotel located within the Bishop Ranch Business Park in San Ramon, California approximately 40 miles east of San Francisco and approximately 20 miles east of Oakland. The Hotel is located on a leased parcel of land of approximately 11.8 acres. It is located approximately 18 miles from the Oakland International Airport and 35 miles from the San Francisco International Airport.

Description

The Hotel opened in June 1989. The Hotel contains 368 guest rooms, including six suites and 72 concierge-level guest rooms, in a six-story building. The Hotel has approximately 16,300 square feet of meeting and banquet space, including (i) a 10,000 square foot main ballroom, (ii) a 5,000 square foot junior ballroom, and (iii) six meeting rooms. Hotel facilities also include a restaurant, a lounge, a heated outdoor pool, an exercise room, a sundry shop and outdoor parking for over 560 cars.

Guest Room Renovations and Replacements

In January 1997, the Hotel completed a $1.2 million Softgoods renovation project. The Hotel is scheduled to have a combined Softgoods and Casegoods refurbishment of its six suites in 1997 at an approximate cost of $241,000. The Hotel is scheduled to have a combined Softgoods and Casegoods refurbishment of all of its guest rooms at an estimated cost of $2.9 million in 2001.

Competition

The primary competition for the Hotel comes from the following three hotels: (i) the Hilton Inn Pleasanton, (ii) the Sheraton Pleasanton and (iii) the Marriott Residence Inn San Ramon. These three competitors contain an aggregate of approximately 600 rooms and 21,000 square feet of meeting space. In addition, other hotels in the San Ramon area also compete with the Hotel; however, these differ from the Hotel in terms of size, room rates, facilities, amenities and services offered, market orientation and/or location. None of these other hotels are operated as part of the MII full-service hotel system. While the San Ramon area will experience a total room increase of approximately 700 rooms in 1997 and 1998, no new direct competition is expected to open in the San Ramon area in the near-term.

Ground Lease

The San Ramon Hotel is located on a site that is leased from an unrelated third party for an initial term expiring May 2014. To facilitate the refinancing, the Partnership exercised its option to extend the land lease for an additional 20-year period. Therefore, the current term of the San Ramon land lease expires in May 2034. The Partnership has the option to extend the term for up to three successive terms of ten years each. The lease provides for annual rental during the term of the lease equal to the greater of $350,000 or 3% of annual gross sales. The minimum rent of $350,000 may be adjusted upward beginning in June 1995, and every fifth year thereafter, to an amount equal to 75% of the average rent paid during the three years immediately preceding the applicable five-year period. No such adjustment was necessary at that time.

Santa Clara Marriott Hotel - Santa Clara, California

Location

The Santa Clara Hotel is a full-service Marriott hotel located in Santa Clara, California on two leased parcels of land, totalling approximately 21.9 acres. The Hotel is situated in the center of "Silicon Valley" approximately one mile from the Santa Clara Convention Center. It is located approximately four miles from the San Jose International Airport and 36 miles from the San Francisco International Airport.

Description

The Hotel opened in June 1976. The Hotel contains 754 guest rooms, including 25 suites and 76 concierge-level guest rooms. The Hotel consists of two towers (one 13 stories and one 10 stories) and a series of two-and three-story buildings, all of which are interconnected. The Hotel has approximately 24,000 square feet of meeting and banquet space, which includes three separate ballrooms, with a total of 20,200 square feet, and six meeting rooms. Hotel facilities also include two restaurants, two lounges, an indoor/outdoor pool, an exercise room, a game room, a gift shop and outdoor parking for over 1,200 cars.

Guest Room Renovations and Replacements

Approximately 264 of the 754 rooms underwent a combined Softgoods and Casegoods refurbishment in 1992 at an approximate cost of $1.8 million. In 1993, a Softgoods renovation was completed in 462 rooms at an approximate cost of $1.5 million and in 1994, 248 rooms underwent a Casegoods renovation at an approximate cost of $704,000. In 1998, the Hotel is scheduled to complete a Softgoods renovation of 264 rooms at an approximate cost of $1.5 million and a combined Softgoods and Casegoods refurbishment of 202 rooms at an approximate cost of $1.4 million.

Competition

The primary competition for the Hotel comes from the following three hotels: (i) the Westin Santa Clara Hotel, (ii) the Red Lion San Jose and (iii) the Embassy Suites Santa Clara Hotel. These three competitors contain an aggregate of approximately 1,300 rooms and 46,000 square feet of meeting space. In addition, other hotels in the Santa Clara area also compete with the Hotel; however, these differ from the Hotel in terms of size, room rates, facilities, amenities and services offered, market orientation and/or location. None of these other hotels are operated as part of the MII full-service hotel system. No new competition is expected to open in the Santa Clara area in the near-term.

Ground Lease

The Santa Clara Hotel is located on a site that is leased from two third parties for an initial term expiring November 30, 2028. The Santa Clara Partnership has the option to extend the term of each ground lease for up to three successive terms of ten years each. The leases provide for aggregate annual rentals during the term of the leases ranging from $63,700, increasing incrementally over the term of the leases, to $100,000. The aggregate annual rent due under the leases during the three renewal terms ranges from $116,900, increasing incrementally over the renewal terms to $148,800.


ITEM 3.  LEGAL PROCEEDINGS

The Partnership and the Partnership Hotels are involved in routine litigation and administrative proceedings arising in the ordinary course of business, some of which are expected to be covered by liability insurance and which collectively are not expected to have a material adverse effect on the business, financial conditions or results of operations of the Partnership.

On April 23, 1996, MacKenzie Patterson Special Fund 2, L.P. ("MacKenzie Patterson"), a limited partner of the Partnership, filed a purported class-action lawsuit in the Circuit Court for Montgomery County, Maryland, against the Partnership, as a nominal defendant, the Company, Host, the General Partner and the directors of the General Partner, alleging, among other things, that the defendants had violated their fiduciary duties in connection with the tender offer. The complaint sought certification as a class-action, to enjoin the Offer and the Consent Solicitation, and damages. Subsequently, MacKenzie Patterson dismissed the Montgomery County action and refiled in Delaware State Chancery Court. In separate lawsuits, filed in April 24, 1996, in Delaware State Chancery Court and on May 10, 1996, in the Circuit Court for Palm Beach County, Florida, two other limited partners of the Partnership sought similar relief. The Chancery Court consolidated the two Delaware lawsuits and on June 12, 1996, entered an order denying the Delaware plaintiffs' motion to enjoin the Offer and Consent Solicitation. The defendants have moved to dismiss this consolidated action and to stay discovery. Neither a briefing schedule nor a hearing on these motions has yet been set. The defendants removed the Florida action to federal court and filed motions to dismiss, or in the alternative, to stay the action pending resolution of the Delaware action. The District Court denied the motions to stay, but has not yet rendered a decision on the motions to dismiss.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 13, 1996, MHPII Acquisition Corp. (the "Company"), a wholly-owned subsidiary of Host Marriott, completed a tender offer for the outstanding Units in the Partnership. The Company purchased 377 Units for an aggregate consideration of $56,550,000 or $150,000 per unit. Subsequent to the tender offer, the Company purchased an additional ten Units in the Partnership. As a result of these transactions, the Company became the majority limited partner in the Partnership, owning 387 Units or approximately 52% of the total Units outstanding.

Additionally, in a Partnership vote held in conjunction with the tender offer, the limited partners approved certain amendments to the Partnership Agreement that were conditions to the tender offer. These amendments were as follows:

(1) An amendment that (i) revised the provisions limiting the voting rights of the General Partner and its affiliates to permit the General Partner and its affiliates (including the Company) to have full voting rights with respect to all Units currently held by the General Partner or acquired by its affiliates except on matters where the General Partner or its affiliates have an actual economic interest other than as a unitholder or general partner (an "Interested Transaction"), and (ii) modified the voting provisions with respect to Interest Transactions to permit action to be taken if approved by limited partners holding a majority of the outstanding Units, with all Units held by the General Partner and its affiliates being voted in the same manner as a majority of the Units actually voted by limited partners other than the General Partner and its affiliates.

(2) An amendment that eliminated the provision that prohibited the transfer of 50% or more of the outstanding Units within a 12-month period, so that the Company could acquire a greater than 50% interest in the Partnership pursuant to the tender offer and thereafter transfer such interest.

(3) An amendment that revised the provision the permitted Unit transfers only on the first day of a fiscal quarter, so that the transfer of Units to the Company pursuant to the tender offer, and any subsequent transfer of Units by the Company, could occur on the designated closing date, rather on the first day of a fiscal quarter.

(4) An amendment that revised the provisions relating to the allocation of profits and losses and cash distributions, so that tendering unitholders whose tenders were accepted received allocations of profit and loss with respect to their Units only up to, but not beyond, the last day of the accounting period prior to the date tenders of Units were accepted for payment under the tender offer and did not receive cash distributions (including sale and refinancing proceeds) made after the date tenders of Units were accepted for payment under the tender offer.

(5) An amendment that changed the definition of "Affiliate" to make clear that a publicly-traded entity (such as MII) will not be deemed an affiliate of the General Partner or any of its affiliates unless a person or group of persons directly or indirectly owns twenty percent (20%) or more of the outstanding common stock of both the General Partner (or its affiliates) and such other entity.

                                    PART II

ITEM 5. MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP UNITS AND RELATED SECURITY HOLDER MATTERS

There is currently no established public trading market for the Units and it is not anticipated that a public market for the Units will develop. Transfers of Units are limited to the first day of a fiscal quarter (other than any transfer of Units by the limited partners to the Company), and are subject to approval by the General Partner and certain other restrictions. As of December 31, 1996, there were 420 holders of record of the 745 Units.

In accordance with Section 4.06, 4.07 and 4.08 of the Partnership Agreement, cash available for distribution will be distributed for each fiscal year semi-annually to the partners as follows:

(i) first, 100% to the limited partners until the limited partners have received with respect to such fiscal year a non-cumulative 10% preferred distribution on their invested capital of $74,500,000;

(ii) next, 100% to the General Partner until the General Partner has received an amount equal to 1/99th of the amount distributed to the limited partners;

(iii) 1% to the General Partner and 99% to the limited partners until such time as the limited partners have received their 15% preferred distribution, plus $50,000 per Unit, payable only from sales and/or refinancing proceeds ("Capital Receipts"), to the extent available after the payment of such 15% preferred distribution;

(iv)   thereafter, 20% to the General Partner and 80% to the limited partners.

Cash available for distribution means, with respect to any fiscal period, the cash revenues of the Partnership from all sources, other than Capital Receipts, during such fiscal period plus such reserves as may be determined by the General Partner in its reasonable discretion, as no longer necessary to provide for the foreseeable needs of the Partnership, less (i) all cash expenditures of the Partnership during such fiscal period, including, without limitation, debt service, repayment of advances made by the General Partner as and when such repayments are required, any fees for management services, and administrative expenses but excluding expenditures incurred by the Partnership in connection with a capital transaction, and (ii) such reserves as may be determined by the General Partner, in its reasonable discretion to be necessary to provide for the foreseeable needs of the Partnership, including, without limitation, for the maintenance, repair or restoration of the Hotels.

The Partnership has distributed a total of $87,997,292 ($116,936 per limited partner Unit) since inception. The Partnership distributed $11,288,000 ($15,000 per limited partner Unit) for each of the years 1994 and 1995. In October 1996, the Partnership made an interim distribution to its partners from 1996 operations in the amount of $15,050,000 ($20,000 per limited partner Unit). The Partnership expects to continue to make its semi-annual cash distributions to the partners. No distributions of Capital Receipts have been made since inception.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data presents historical operating information for the Partnership for each of the five years ended December 31, 1996 (in thousands, except per Unit amounts):


                                  1996      1995      1994      1993      1992
                                --------  --------  --------  --------  --------

Revenues......................  $ 66,292  $ 64,002  $ 58,703  $ 57,003  $ 55,560
                                ========  ========  ========  ========  ========

Net income....................  $ 14,811  $ 13,045  $  8,428  $  6,869  $  7,133
                                ========  ========  ========  ========  ========

Net income per limited partner
Unit (745 Units)..............  $ 19,682  $ 17,336  $ 11,200  $  9,128  $  9,479
                                ========  ========  ========  ========  ========

Total assets..................  $251,740  $254,113  $250,461  $254,184  $254,102
                                ========  ========  ========  ========  ========

Total liabilities.............  $235,132  $233,792  $231,897  $232,703  $227,795
                                ========  ========  ========  ========  ========

Cash distributions per
 limited partner
Unit (745 Units)..............  $ 28,250  $ 15,000  $ 15,000  $ 15,000  $ 17,144
                                ========  ========  ========  ========  ========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAPITAL RESOURCES AND LIQUIDITY

The Partnership's financing needs have historically been funded through loan agreements with independent financial institutions. As a result of the successful refinancing of the Partnership's Mortgage Debt and the Santa Clara mortgage debt, the General Partner believes that the Partnership will have sufficient capital resources and liquidity to continue to conduct its operations in the ordinary course of business.

Mortgage Debt
-------------

The Partnership was financed with Original Mortgage Debt of $222.5 million which was nonrecourse to the Partnership. The weighted average interest rate on the Original Mortgage Debt for the two years in the period ended December 31, 1995 was 7.8%. On March 21, 1996, the Original Mortgage Debt and the Santa Clara mortgage debt matured at which time the lender granted the Partnership an extension of the two loans for an additional six months until replacement financing could be finalized with another lender. Under the terms of the extension, interest accrued at the London interbank offered rate ("LIBOR") plus
187.5 basis points for the first three months and accrued at LIBOR plus 225.0 basis points for the second three months. No principal amortization was required during the extension period. However, under the terms of the extension, the Partnership applied the $9.2 million accumulated in the primary lender reserve account to pay down the principal balance of the Original Mortgage Debt to $213.3 million and deposited $19.1 million into the primary lender reserve account. The primary lender reserve account was established in 1994 to provide for a principal paydown on the Original Mortgage Debt at maturity. The $19.1 million deposit represented the balance ($16.8 million) from the unrestricted reserve account included in cash in the accompanying balance sheet as of December 31, 1995, previously established by the General Partner in 1992 (the "General Partner Reserve") and cash flow from the Partnership for the first two periods of 1996 ($2.3 million).

During the extension period, the Partnership also was required to deposit into the primary lender reserve account all cash flow from the Partnership's Hotels plus all the Partnership's cash flow from the Santa Clara Partnership, net of
(i) $500,000 per accounting period, (ii) debt service and (iii) current incentive management fees paid. The $500,000 per accounting period was deposited into a separate expense reserve account which was used by the Partnership to fund administrative expenses and refinancing costs, any owner-funded capital expenditures, as well as the Partnership's share of any such costs incurred by the Santa Clara Partnership during the six month extension period.

On September 23, 1996 (the "Closing Date"), the General Partner was successful in refinancing the Partnership's Original Mortgage Debt, as well as the $43.5 million mortgage debt of the Santa Clara Partnership. A total of $266.0 million was borrowed from a new third party lender, $222.5 million of which is recorded on the Partnership's financial statements (the "Mortgage Debt"). The Partnership's Mortgage Debt is nonrecourse to the Partnership and is secured by first mortgages on the Hotels, as well as a pledge of its limited partner interest in the Santa Clara Partnership. The debt bears interest at a fixed rate of 8.22% based upon actual number of days over a 360 day year for an 11-year term expiring October 11, 2007, requires payments of interest only during the first loan year (October 1996 through September 1997) and then principal amortization based upon a 20-year amortization schedule beginning with the second loan year. Additionally, the refinancing substantially restricts the ability of the Partnership to sell the Hotels during such term and prohibits the Partnership from prepaying any debt for an extended period without paying a substantial premium during such term. While Partnership debt service will increase as a result of this refinancing when compared to 1995, the refinancing is expected to improve the financial condition of the Partnership by reducing the Partnership's long-term indebtedness through principal amortization. The General Partner expects cash flow from the Partnership Hotels and the Santa Clara Hotel will be sufficient to provide for the Partnership's and the Santa Clara Partnership's debt service.

On the Closing Date, the Partnership was required to establish certain reserves which are held by an agent of the lender including:

 .  $7.0 million for various renewals and replacements and site improvements;

 . $1.1 million for Americans with Disabilities Act of 1990 modifications, deferred maintenance work and environmental remediation projects identified during the course of the appraisals and environmental studies undertaken in conjunction with the refinancing;

 . $4.5 million debt service reserve - Based upon current forecasts, it is expected that cash from operations will be sufficient for the required payment terms of the Mortgage Debt. However due to the seasonality of the four hotels' operations, the timing of debt service payments and the lender's desire for additional security, the Partnership was required to establish a debt service reserve for both the Partnership Mortgage Debt and the Santa Clara Partnership mortgage debt totalling two months of debt service; and

 .  $155,000 ground rent reserve equal to one month of ground rent.

These reserves were primarily funded by using $12.2 million from the General Partner Reserve and $634,000 from the Partnership and the Santa Clara Partnership property improvement funds. In addition, the General Partner Reserve was used to pay transaction costs which included property appraisals, legal expenses, bank fees, environmental studies and other transaction costs.

Capital Resources and Uses of Cash
----------------------------------

The Partnership's principal sources of cash are from operations and the General Partner Reserve. Its principal uses of cash are to pay debt service on the Partnership's Mortgage Debt, to fund the property improvement funds of the Hotels, to establish reserves required by the lender and to make cash distributions to the partners. Additionally, in 1996 the Partnership utilized cash to pay financing costs incurred in connection with the refinancing of the Partnership's Mortgage Debt and the Santa Clara Mortgage Debt. Total cash provided from operations was $28.7 million, $27.0 million and $20.9 million for the years ended December 31, 1996, 1995 and 1994, respectively. The General Partner Reserve, which was established by the General Partner beginning in 1992 through 1995, provided total cash of $25.7 million for the year ended December 31, 1996. Debt service paid on the Partnership's Mortgage Debt was $17.2 million, $17.3 million and $17.4 million for the years ended December 31, 1996, 1995 and 1994, respectively. Contributions to the property improvement funds of the Hotels were $6.6 million, $6.3 million and $5.9 million for the years ended December 31, 1996, 1995 and 1994, respectively. Contributions to the Santa Clara Partnership property improvement fund were $2.0 million, $1.8 million and $1.6 million in 1996, 1995 and 1994, respectively. The various reserves required by the lender in connection with the refinancing of the Partnership's Mortgage Debt and the Santa Clara Mortgage Debt totaled $12.8 million for the year ended December 31, 1996. Cash distributed to the partners was $18.5 million for the year ended December 31, 1996 and $11.3 million for each of the years ended December 31, 1995 and 1994, respectively. Financing costs related to the refinancing of the Partnership's Mortgage Debt and the Santa Clara Mortgage Debt totaled $6.0 million for the year ended December 31, 1996 and there were no financing costs paid in 1995 and 1994.

The Partnership is required to maintain the Hotels and the Santa Clara Hotel in good condition. Under the Management Agreements, the Partnership is required to make annual contributions to the property improvement funds which provide funding for replacement of furniture, fixtures and equipment. Contributions to the property improvement fund are based on a percentage of gross sales. Contributions to the fund by property are as follows: San Antonio, 4% in 1994-1998 and 5% thereafter; San Ramon, 4% in 1994-1998 and 5% thereafter; New Orleans and Santa Clara 5%. A 2% increase in the contribution percentage for the New Orleans Marriott Hotel will be made for 1997 and 1998 to allow for adequate funding of the combined Softgoods and Casegoods refurbishment of all rooms scheduled for 1998. This project is expected to cost approximately $13.0 million.

The General Partner believes that cash from Hotel operations and the reserves established in conjunction with the refinancing will continue to meet the short and long-term operational needs of the Partnership. In addition, the General Partner believes the property improvement funds, as adjusted in the case of the New Orleans Hotel, and the capital reserves established in conjunction with the refinancing will be adequate for the future capital repairs and replacement needs of the Hotels. Including the final 1996 distribution made in April 1997, the Partnership distributed $28,250 per limited partner units from operating cash flow, this represents a 28.3% annual return on invested capital. In addition, concurrent with this distribution, the General Partner will make a distribution of $4,873 per limited partner unit. This distribution represents the excess of the General Partner Reserve after payment of all transaction costs related to the mortgage debt refinancing, as well as the establishment of an additional month's debt service reserve pursuant to the loan agreement. This is a one-time distribution and future distributions are expected to be funded by operations.

In the first quarter of 1996, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Asset to Be Disposed of". Adoption of SFAS No. 121 did not have an effect on the Partnership's financial statements.

RESULTS OF OPERATIONS

Hotel revenues in the accompanying financial statements represent house profit of the Partnership's Hotels since the Partnership has delegated substantially all of the operating decisions related to the generation of house profit of the Hotels and the Santa Clara Hotel to the manager. House profit reflects hotel operating results which flow to the Partnership as property owner and represents gross hotel sales less property-level expenses, excluding depreciation and amortization, base and incentive management fees, property taxes, and ground rent, insurance and other costs, which are disclosed separately in the statement of operations.

1996 compared to 1995: For 1996 Partnership revenues increased from $64.0 million in 1995 to $66.3 million in 1996 due to a 4% increase in REVPAR. REVPAR increased primarily due to a 5% increase in the combined average room rate to $123 while the combined average occupancy remained stable at 81%. Net income for 1996 increased 14% to $14.8 million in 1996 from $13.0 million in 1995. Interest expense increased slightly due to refinancing expenses incurred with the extension of the Original Mortgage Debt which are reflected as interest expense in the accompanying statement of operations. The Partnership's equity in income of the Santa Clara Partnership increased $546,000 in 1996 when compared to 1995 due to improved operations at the Santa Clara Hotel.

The New Orleans Marriott Hotel reported a 4% increase in revenues during 1996. This increase in revenues was due to a 3% increase in REVPAR partially offset by a 3%, or $520,000, decrease in food and beverage revenues. REVPAR increased due to a 4% increase in average room rate to approximately $125 while average occupancy remained stable in the high-70's. The growth in average room rate was achieved by increasing the average room rate during the summer months when the New Orleans market experienced heavy demand from the group business market. In addition, the Hotel added a United Airlines contract at an attractive average room rate which increased the average room rate as well as total roomnights in the contract segment. Food and beverage operating results declined due to a 10% decrease in banquet sales primarily due to a shift in the group business market from corporations and associations to more cost conscious groups. For the year, the Hotel continued to hold a solid market share of the New Orleans market. The coming year looks to be a challenge for the Hotel as there will be fewer city wide conventions in 1997. Hotel management's strategy will be to maximize average room rates during the high occupancy periods and drive occupancy over the summer months when the decrease in convention business will be felt most acutely. The Hotel has had success with such strategic rate structuring in the past and will also employ aggressive transient advertising to achieve positive results. No new full-service hotels opened in 1996 and none are expected for 1997.

The Marriott Rivercenter in San Antonio reported a slight increase in revenues when compared to 1995 results. REVPAR increased 2% primarily due to a 2% increase in average room rate to approximately $130 partially offset by a 1.0 percentage point decline in average occupancy to the mid-80's. Food and beverage operating results declined 7%, or $497,000. The increase in average room rate is due to the success of aggressive pricing strategies employed by the Hotel management. The decrease in average occupancy was due the fact that 1996 was an off year for convention rotations and, accordingly there was a 16,000 roomnight decline in group business when compared to 1995. The Hotel was able to replace almost all of this shortfall with 15,500 transient roomnights through creative marketing efforts. Food and beverage operating results declined due to the inclusion of a high volume of catering sales attributed to one large group in the calculation of 1995 operating results. It required 35% more groups in 1996 to achieve the same sales volume as 1995. This increase in the number of groups led to an increase in operating costs when compared to 1995 results which eroded food and beverage operating results. During 1996, the annual average room rate was the highest in the Hotel's history. The Hotel continued to hold a strong share of the San Antonio market and does not expect this to change during 1997. Hotel management is optimistic that 1997 will be another strong year for the Hotel but is faced with the challenge of increased competition in the market. In February of 1997 the Residence Inn Alamo Plaza will open with 220 rooms. In November of 1997, the Adams Mark Hotel will open on the riverwalk with 410 rooms and 20,000 square feet of meeting space. Both hotels are in the Hotel's immediate market area and it is expected that the Hotel will compete directly with the Adams Mark Hotel for transient business.

Both of the Partnership's Northern California Hotels reported significant increases in revenues during 1996. The San Ramon Marriott Hotel reported a 15%, or $799,000, increase in revenues when compared to 1995 primarily due to an 11% increase in REVPAR. REVPAR increased primarily due to an 8% increase in average room rate to approximately $95 combined with a 1.8 percentage point increase in average occupancy to the mid-80's. The increase in average room rate was achieved primarily as a result of an increase in the corporate rate. Average occupancy increased due to an increase in demand in both the group and transient markets. For 1996, the Hotel was the market leader in both average room rate and average occupancy. While the San Ramon market will experience an increase of approximately 850 rooms in the coming year, most of the additions will not enter the market until mid to late 1997 and will be limited-service products. No new full-service hotels are expected to be added to the market in 1997. Hotel management does not expect the limited-service additions to the market to significantly impact the Hotel. In January 1997, the Hotel completed a $1.2 million renovation of 362 rooms which focused on carpeting, bedspreads, upholstery, drapes and other similar items. A total renovation of the Hotel's six suites will be completed during the first quarter of 1997 at an approximate cost of $241,000.

The Santa Clara Marriott Hotel reported a 19%, or $2.8 million, increase in revenues during 1996. This increase in revenues was primarily due to an 18% increase in REVPAR. REVPAR increased primarily due to a 14% increase in average room rate to approximately $120 combined with a 2.8 percentage point increase in average occupancy to the low-80's. The increase in average room rate and average occupancy is the result of very strong transient demand which allowed the Hotel to maximize room rates. Transient roomnights increased by 18,000 roomnights when compared to 1995 which allowed for a 13% increase in the transient average room rate. Hotel management is extremely optimistic about 1997 results as demand for rooms in the Silicon Valley is forecasted to remain high through 1997. In response, Hotel management will continue to maximize rate by employing strategic rate structuring and strictly limiting rate discounting. While there is not expected to be any new competition added to the market during 1997, each of the Hotel's primary competitors are considering expansion projects. These discussions are in the very preliminary stages and will not impact 1997 operations.

1995 compared to 1994: Revenues for 1995 increased to $64.0 million from $58.7 million in 1994 due to a 6.4% increase in REVPAR. REVPAR increased due to a 3% increase in average room rate to $117 combined with a 2.4 percentage point increase in average occupancy to 81%. Net income from 1995 increased 55% from $8.4 million in 1994 to $13.0 million in 1995. The Partnership's equity in income of the Santa Clara Partnership increased $904,000 in 1995 when compared to 1994 due to a decrease in the amortization of the excess purchase price of the Santa Clara Investment.

The Marriott Rivercenter in San Antonio reported a 15% increase in revenues during 1995 due to a 9% increase in REVPAR combined with a 15% increase in food and beverage sales. REVPAR increased due to a 4.6 percentage point increase in average occupancy to the mid-80's combined with a 4% increase in average room rate to approximately $130. The growth in food and beverage sales was due to an increase in catering demand. The New Orleans Marriott experienced a 3% increase in revenues during 1995. The increase was due to a 1% increase in REVPAR combined with a significant increase in food and beverage sales. The change in REVPAR was due to a 3% increase in average room rate to approximately $120 partially offset by a 1.3 percentage point decrease in average occupancy to the high-70's. Total food and beverage sales increased 10% in 1995 due to significant growth in corporate group banquet sales.

Revenues at the Northern California Hotels grew significantly in 1995. San Ramon's revenues increased 18% in 1995 due to a 12% increase in REVPAR. The increase in REVPAR was due to a 10.3 percentage point increase in average occupancy to the low-80's. Revenues at the Santa Clara Hotel increased 21% during 1995. The increase in revenues was due to a 14% increase in REVPAR combined with a 5% increase in food and beverage sales. The increase in REVPAR was due to a 12% increase in average room rate to approximately $100 combined with a 1.6 percentage point increase in average occupancy to the high-70's. The Hotel's customer rate mix shifted during the year from discounted rates to higher rated corporate business.

Inflation
---------

The rate of inflation has been relatively low since inception of the Partnership and accordingly, has not had a significant impact on operating results. However, the Hotels' and the Santa Clara Hotel's room rates and occupancy are inflation sensitive. The Manager is generally able to pass through increased costs to customers through higher room rates. In 1996, the increase in average room rates at the San Antonio, San Ramon and Santa Clara Hotels exceeded those of direct competitors as well as the general level of inflation. As stated above, the Mortgage Debt bears a fixed interest rate, thereby eliminating exposure to the impact of future increases in interest rates.

Forward-Looking Statements
--------------------------

Certain matters discussed herein are forward-looking statements within the meaning of the Private Litigation Reform Act of 1995 and as such may involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Partnership to be different from any future results, performance or achievements expressed or implied by such forward-looking statements. Although the Partnership, believes the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be attained. The Partnership undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index                                           Page
-----                                           ----

   Report of Independent Public Accountants....   22

   Statement of Operations.....................   23

   Balance Sheet...............................   24

   Statement of Changes in Partners' Capital...   25

   Statement of Cash Flows.....................   26

Notes to Financial Statements..................   27

       Report of Independent Public Accountants



--------------------------------------------------------------------------------
TO THE PARTNERS OF MARRIOTT HOTEL PROPERTIES II LIMITED PARTNERSHIP:


We have audited the accompanying balance sheet of Marriott Hotel Properties II Limited Partnership (a Delaware limited partnership) as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' capital and cash flows for each of the three years in the period ended December 31, 1996. These financial statements and schedule referred to below are the responsibility of the General Partner's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Marriott Hotel Properties II Limited Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index at Item 14(a)(2) is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                                             ARTHUR ANDERSEN LLP



Washington, D.C.
March 13, 1997

Statement of Operations



Marriott Hotel Properties II Limited Partnership
For the Years Ended December 31, 1996, 1995 and 1994
(in thousands, except per Unit amounts)
--------------------------------------------------------------------------------

                                                    1996     1995      1994
                                                   -------  -------  --------

REVENUES (Note 3)................................  $66,292  $64,002  $58,703
                                                   -------  -------  -------

OPERATING COSTS AND EXPENSES
 Interest........................................   18,305   17,803   17,884
 Depreciation and amortization...................   13,456   13,364   12,246
 Incentive management fees.......................    9,813    9,412    8,507
 Property taxes..................................    5,208    5,526    5,307
 Base management fees............................    4,471    4,281    3,989
 Ground rent, insurance and other................      893      690    1,557
                                                   -------  -------  -------
                                                    52,146   51,076   49,490
                                                   -------  -------  -------
INCOME BEFORE EQUITY IN INCOME (LOSSES)
 OF SANTA CLARA PARTNERSHIP......................   14,146   12,926    9,213

EQUITY IN INCOME (LOSSES)
 OF SANTA CLARA PARTNERSHIP......................      665      119     (785)
                                                   -------  -------  -------

NET INCOME.......................................  $14,811  $13,045  $ 8,428
                                                   =======  =======  =======

ALLOCATION OF NET INCOME
 General Partner.................................  $   148  $   130  $    84
 Limited Partners................................   14,663   12,915    8,344
                                                   -------  -------  -------

                                                   $14,811  $13,045  $ 8,428
                                                   =======  =======  =======

NET INCOME PER LIMITED PARTNER UNIT (745 Units)..  $19,682  $17,336  $11,200
                                                   =======  =======  =======






   The accompanying notes are an integral part of these financial statements.

Balance Sheet



Marriott Hotel Properties II Limited Partnership
December 31, 1996 and 1995
(in thousands)
------------------------------------------------------------------------------

                                                             1996       1995
                                                           --------- ---------

ASSETS
 Property and equipment, net.............................  $198,826   $203,990
 Due from Marriott International, Inc....................     7,447      7,275
 Deferred financing and organization costs, net of
  accumulated amortization...............................     5,932        114
 Other assets............................................    10,348     11,940
 Restricted cash reserve.................................    12,815      9,193
 Cash and cash equivalents...............................    16,372     21,601
                                                           --------   --------

                                                           $251,740   $254,113
                                                           ========   ========

LIABILITIES AND PARTNERS' CAPITAL
 LIABILITIES
 Mortgage debt...........................................  $222,500   $222,500
 Investment in Santa Clara Partnership...................     8,360      8,244
 Due to Marriott International, Inc......................     2,882      2,615
 Accounts payable and accrued expenses...................     1,390        433
                                                           --------   --------

  Total Liabilities......................................   235,132    233,792
                                                           --------   --------

 PARTNERS' CAPITAL
 General Partner
  Capital contribution, net of offering costs of $22.....       731        731
  Capital distributions..................................      (811)      (626)
  Cumulative net income..................................       391        243
                                                           --------   --------

                                                                311        348
                                                           --------   --------
 Limited Partners
  Capital contribution, net of offering costs of $8,426..    64,689     64,689
  Capital distributions..................................   (87,118)   (68,779)
  Cumulative net income..................................    38,726     24,063
                                                           --------   --------

                                                             16,297     19,973
                                                           --------   --------

  Total Partners' Capital................................    16,608     20,321
                                                           --------   --------

                                                           $251,740   $254,113
                                                           ========   ========




   The accompanying notes are an integral part of these financial statements.

Statement of Changes in Partners' Capital



Marriott Hotel Properties II Limited Partnership
For the Years Ended December 31, 1996, 1995 and 1994
(in thousands)
--------------------------------------------------------------------------------

                                                  General    Limited
                                                  Partner    Partners   Total
                                                  --------   --------   --------
Balance, December 31, 1993......................     $ 360   $ 21,121   $ 21,481

 Capital distributions..........................      (113)   (11,232)   (11,345)

 Net income.....................................        84      8,344      8,428
                                                     -----   --------   --------

Balance, December 31, 1994......................       331     18,233     18,564

 Capital distributions..........................      (113)   (11,175)   (11,288)

 Net income.....................................       130     12,915     13,045
                                                     -----   --------   --------

Balance, December 31, 1995......................       348     19,973     20,321

 Capital distributions..........................      (185)   (18,339)   (18,524)

 Net income.....................................       148     14,663     14,811
                                                     -----   --------   --------

Balance, December 31, 1996......................     $ 311   $ 16,297   $ 16,608
                                                     =====   ========   ========






   The accompanying notes are an integral part of these financial statements.

                            Statement of Cash Flows

Marriott Hotel Properties II Limited Partnership
For the Years Ended December 31, 1996, 1995 and 1994
(in thousands)
--------------------------------------------------------------------------------

                                                       1996       1995       1994
                                                   ---------   --------   --------
OPERATING ACTIVITIES
 Net income.....................................  $  14,811   $ 13,045   $  8,428
 Noncash items:
  Depreciation and amortization.................     13,456     13,364     12,246
  Deferred incentive management fees............        414        461        363
  Equity in (income) losses of Santa Clara
   Partnership..................................       (665)      (119)       785
  Amortization of deferred financing costs as
   interest.....................................        206        489        489
  Loss on retirement of assets..................         27         10        113
 Changes in operating accounts:
  Due from Marriott International, Inc..........       (172)      (426)     1,742
  Accounts payable and accrued expenses.........        957         61         15
  Other assets..................................       (223)        --         --
  Due to Marriott International, Inc............       (147)       123     (3,286)
                                                  ---------   --------   --------

   Cash provided by operating activities........     28,664     27,008     20,895
                                                  ---------   --------   --------

INVESTING ACTIVITIES
 Additions to restricted cash reserve...........         --     (6,346)    (2,847)
 Additions to restricted capital expenditure
  reserve.......................................     (8,137)        --         --
 Additions to property and equipment, net.......     (8,300)    (5,566)    (6,542)
 Change in property improvement funds...........      1,797     (1,341)       147
 Distributions from Santa Clara Partnership.....        781      1,370      1,317
                                                  ---------   --------   --------

   Cash used in investing activities............    (13,859)   (11,883)    (7,925)
                                                  ---------   --------   --------

FINANCING ACTIVITIES
 Proceeds from mortgage loan....................    222,500         --         --
 Repayment of mortgage debt.....................   (213,307)        --         --
 Capital distributions..........................    (18,524)   (11,288)   (11,345)
 Payment of financing costs.....................     (6,025)        --         --
 Additions to restricted debt service and
  ground rent reserve...........................     (4,678)        --         --
                                                  ---------   --------   --------

   Cash used in financing activities............    (20,034)   (11,288)   (11,345)
                                                  ---------   --------   --------

(DECREASE) INCREASE IN CASH AND CASH
 EQUIVALENTS....................................     (5,229)     3,837      1,625

CASH AND CASH EQUIVALENTS at beginning of year..     21,601     17,764     16,139
                                                  ---------   --------   --------

CASH AND CASH EQUIVALENTS at end of year........  $  16,372   $ 21,601   $ 17,764
                                                  =========   ========   ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
 Cash paid for mortgage interest................  $  17,173   $ 17,267   $ 17,361
                                                  =========   ========   ========

   The accompanying notes are an integral part of these financial statements.

Notes to Financial Statements

Marriott Hotel Properties II Limited Partnership
December 31, 1996 and 1995
--------------------------------------------------------------------------------
NOTE 1.  THE PARTNERSHIP

Description of the Partnership

Marriott Hotel Properties II Limited Partnership (the "Partnership"), a Delaware limited partnership, was formed to acquire, own and operate (i) the 1,290-room New Orleans Marriott Hotel and underlying land in New Orleans, Louisiana (the "New Orleans Hotel"); (ii) the 999-room Marriott Rivercenter Hotel in San Antonio, Texas (the "San Antonio Hotel"); (iii) the 368-room Bishop Ranch Marriott Hotel in San Ramon, California (the "San Ramon Hotel"); (collectively, the "Hotels") and (iv) a 50% limited partner interest in the Santa Clara Marriott Hotel Limited Partnership (the "Santa Clara Partnership"), a Delaware limited partnership, which owns the 754-room Santa Clara Marriott Hotel in Santa Clara, California (the "Santa Clara Hotel"). The remaining 50% interest in the Santa Clara Partnership is owned by Marriott MHP Two Corporation (the "General Partner") with a 1% interest, and HMH Properties, Inc., a wholly-owned indirect subsidiary of Host Marriott (as defined below) with a 49% limited partner interest.

On December 29, 1995, Host Marriott Corporation's operations were divided into two separate companies: Host Marriott Corporation ("Host Marriott") and Host Marriott Services Corporation. The sole general partner of the Partnership, with a 1% interest, is MHP Two Corporation, a wholly-owned subsidiary of Host Marriott. The General Partner made a capital contribution of $752,525 for its 1% general partner interest. On March 20, 1989 (the "Partnership Closing Date"), 745 limited partner interests (the "Units"), representing a 99% interest in the Partnership, were sold in a private placement. The offering price per Unit was $100,000, payable in three annual installments through June 1, 1991 (the "Investor Notes"), or as an alternative, $89,247 in cash on the Partnership Closing Date as full payment of the subscription price. On the Partnership Closing Date, the Partnership executed purchase agreements (the "Purchase Agreements") with Host Marriott to acquire the Hotels and the 50% limited partner interest in the Santa Clara Partnership for $319.5 million. Of the total purchase price, $222.5 million was paid from proceeds of the mortgage loan (the "Original Mortgage Debt"), $43.4 million was evidenced by a promissory note payable to Host Marriott (the "Deferred Purchase Note"), $43.5 million was paid from a cash distribution by the Santa Clara Partnership and the remainder from the initial payment on the sale of the Units. The principal outstanding on the Deferred Purchase Note was fully repaid in 1991 with the proceeds of the Investor Notes.

The New Orleans and San Antonio Hotels and the limited partner interest in the Santa Clara Partnership were conveyed to the Partnership on the Partnership Closing Date and the San Ramon Hotel was conveyed to the Partnership upon completion of its construction on May 31, 1989. The Hotels and the Santa Clara Hotel are managed by Marriott International, Inc. under long-term management agreements. In conjunction with the refinancing of the Partnership's Mortgage Debt described in Note 7, Marriott International, Inc. assigned all of its interests in the management agreements to Marriott Hotel Services, Inc. (the "Manager"), a wholly-owned subsidiary of Marriott International, Inc.

On June 13, 1996, MHPII Acquisition Corp. (the "Company"), a wholly-owned subsidiary of Host Marriott, completed a tender offer for the limited partnership Units in the Partnership. The Company purchased 377 Units for an aggregate consideration of $56,550,000 or $150,000 per Unit. Subsequent to the tender offer, the Company purchased an additional ten Units in the Partnership. As a result of these transactions, the Company became the majority limited partner in the Partnership, owning 387 Units or approximately 52% of the total Units outstanding. Additionally, in a Partnership vote held in conjunction with the tender offer, the limited partners approved certain amendments to the Partnership Agreement that were conditions to the tender offer. The most significant amendment (i) revised the provisions limiting the voting rights of the General Partner and its affiliates to permit the General Partner and its affiliates (including the Company) to have full voting rights with respect to all Units currently held by the General Partner or acquired by its affiliates except on matters where the General Partner or its affiliates have an actual economic interest other than as a Limited Partner or General Partner

--------------------------------------------------------------------------------
(an "Interested Transaction"), and (ii) modified the voting provisions with respect to Interested Transactions to permit action to be taken if approved by limited partners holding a majority of the outstanding Units, with all Units held by the General Partner and its affiliates being voted in the same manner as a majority of the Units actually voted by limited partners other than the General Partner and its affiliates. As a result of the approval of this and the other minor amendments, the Partnership Agreement was amended and restated effective June 14, 1996.

Partnership Allocations and Distributions

Pursuant to the terms of the Partnership Agreement, Partnership allocations, for Federal income tax purposes, and distributions are generally made as follows:

a. Cash available for distribution is distributed for each fiscal year semi-annually as follows: (i) 100% to the limited partners until the limited partners have received with respect to such fiscal year a non-cumulative 10% preferred distribution on their Invested Capital, as defined; (ii) 100% to the General Partner until the General Partner has received an amount equal to 1/99th of the amount distributed to the limited partners; (iii) 1% to the General Partner and 99% to the limited partners until such time as the limited partners have received the 15% Preferred Distribution, as defined, plus $50,000 per Unit, payable only from Capital Receipts, as defined, to the extent available after the payment of the 15% Preferred Distribution; and (iv) thereafter, 20% to the General Partner and 80% to the limited partners.

b. Refinancing and sales proceeds ("Capital Receipts") available for distribution to the partners will be distributed as follows: (i) 1% to the General Partner and 99% to the limited partners until the limited partners have received cumulative distributions from Capital Receipts equal to the 15% Preferred Distribution plus $100,000 per Unit; and (ii) 20% to the General Partner and 80% to the limited partners.

c. Net profits generally will be allocated to the partners in proportion to the distributions of cash available for distribution.

d. Net losses generally will be allocated 75% to the General Partner and 25% to the limited partners.

e. Gains recognized by the Partnership will be allocated in the following order of priority: (i) to all partners up to the amount necessary to bring the limited partners' capital account balances to an amount equal to the limited partners' 15% Preferred Distribution plus the limited partners' Invested Capital and to bring the General Partner's capital account balance to an amount equal to 1/99th of the capital account balance of the limited partners; and (ii) 20% to the General Partner and 80% to the limited partners.

For financial reporting purposes, profits and losses are generally allocated among the partners based on their stated interests in cash available for distribution.

--------------------------------------------------------------------------------
NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The Partnership records are maintained on the accrual basis of accounting and its fiscal year coincides with the calendar year.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenues and Expenses

Hotel revenues represent house profit of the Partnership's Hotels since the Partnership has delegated substantially all of the operating decisions related to the generation of house profit of the Hotels to the Manager. House profit reflects hotel operating results which flow to the Partnership as property owner and represents gross hotel sales less property-level expenses, excluding depreciation and amortization, base and incentive management fees, property taxes, ground rent, insurance and other costs, which are disclosed separately in the statement of operations.

Property and Equipment

Property and equipment is recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives as follows:
            Land improvements                      40 years
            Building and improvements        30 to 40 years
            Leasehold improvements           40 to 50 years
            Furniture and equipment           3 to 10 years


All property and equipment is pledged as security against the Mortgage Debt described in Note 7.

The Partnership assesses impairment of its real estate properties based on whether estimated undiscounted future cash flows from such properties on an individual hotel basis will be less than their net book value. If a property is impaired, its basis is adjusted to fair market value.

Deferred Financing and Organization Costs

Deferred financing and organization costs consist of loan fees and legal and accounting costs incurred in connection with obtaining Partnership financing and the formation of the Partnership. As of December 31, 1995, the organization costs were fully amortized and written off. Deferred financing costs totalling $3,280,000 were fully amortized at March 21, 1996. Additional financing costs of $6,025,000 were incurred in 1996 in connection with the refinancing of the Partnership's mortgage loan. Financing costs are amortized using the straight-line method, which approximates the effective interest

--------------------------------------------------------------------------------
method, over the 20 year loan term. At December 31, 1996 and 1995, accumulated amortization of deferred financing and organization costs totalled $3,372,000 and $3,166,000, respectively.

Restricted Cash Reserve

In 1994 a restricted cash reserve consisting of funds generated in excess of an annual 17.5% return on partners invested capital, as defined, was established in an escrow account maintained by the lender. Through October of 1995, deposits were made in conjunction with the bi-annual distributions to the limited partners. At the time the mortgage debt matured on March 21, 1996, the Partnership applied the balance in the reserve as of December 31, 1995, $9,193,000, to the principal balance of the mortgage loan as a condition to the extension of the loan agreement.

On September 23, 1996 the General Partner was successful in refinancing the Partnership's mortgage debt. On this date, the Partnership was required to establish certain reserves which are held by an agent of the lender including:

 . $7.0 million for various renewals and replacements and site improvements;

 . $1.1 million for Americans with Disabilities Act of 1990 modifications, deferred maintenance work and environmental remediation projects identified during the course of the appraisals and environmental studies undertaken in conjunction with the refinancing;

 . $4.5 million debt service reserve; and . $155,000 ground rent reserve equal to one month of ground rent.

These reserves were primarily funded by using $12.2 million from the General Partner Reserve and $634,000 from the Partnership and the Santa Clara Partnership property improvement funds.

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with a maturity of three months or less at date of purchase to be cash equivalents.

Investment in Santa Clara Partnership

The Partnership's earnings from the Santa Clara Partnership are recorded based on the equity method of accounting. Equity in earnings from the Santa Clara Partnership includes 100% of the interest expense related to the debt incurred by the Santa Clara Partnership, the proceeds of which were distributed to the Partnership. The $28.4 million excess of the purchase price of the Santa Clara Partnership interest over the Partnership's proportionate share of the net book value of the assets acquired is being amortized over the related remaining lives of those assets. Amortization is included in Equity in Income/(Losses) of Santa Clara Partnership in the accompanying statement of operations. At December 31, 1996 and 1995, accumulated amortization of the excess purchase price of the Santa Clara Partnership investment was $11,006,000 and $10,095,000, respectively.

Prior to December 31, 1995, the Partnership was required to make capital contributions to the Santa Clara Partnership if Santa Clara's debt service was greater than its cash available for debt service, as defined. After December 31, 1995, capital contributions are required by the Partnership if Santa Clara's debt service exceeds 50% of its cash available for debt service. No capital contributions have been required as of December 31, 1996.

--------------------------------------------------------------------------------
Interest Rate Swap Agreements

As of December 31, 1995, the Partnership was a party to an interest rate swap agreement to reduce the Partnership's exposure to floating interest rates. The Partnership accounted for the swap arrangement as a hedge of an obligation to pay floating rates of interest and accordingly, recorded interest expense based upon its payment obligation at a fixed rate. This agreement terminated at the initial maturity of the Partnership's mortgage loan on March 21, 1996.

Income Taxes

Provision for Federal and state income taxes has not been made in the accompanying financial statements since the Partnership does not pay income taxes but rather allocates its profits and losses to the individual partners. Significant differences exist between the net income for financial reporting purposes and the net income as reported in the Partnership's tax return. These differences are due primarily to the use, for income tax purposes, of accelerated depreciation methods and shorter depreciable lives of the assets and differences in the timing of recognition of incentive management fee expense.
As a result of these differences, the (deficit)/excess of the net assets reported in the accompanying financial statements over the tax basis in net Partnership assets is $(87,918) and $38,000 as of December 31, 1996 and 1995, respectively. Following the Company's acquisition of limited partner interests in the Partnership in 1996, the Partnership under went a termination and constructive liquidation for tax purposes. All partners were then deemed to recontribute their assets to a newly reconstituted partnership. Upon recontribution the Partnership recorded the fixed assets at their fair market value, as represented by the Company's purchase price for limited partner units resulting in a significant change in the 1996 tax basis when compared to the prior year.

New Statement of Financial Accounting Standards

In the first quarter of 1996, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". Adoption of SFAS No. 121 did not have an effect on its financial statements.

NOTE 3.    REVENUES

Partnership revenues consist of the Hotels' operating results for the three years ended December 31 (in thousands):

                                               1996       1995       1994
                                            ----------  ---------  --------
HOTEL SALES
 Rooms.............................          $ 98,436   $ 93,292   $ 88,436
 Food and beverage.................            42,427     42,198     37,972
 Other.............................             8,171      7,215      6,548
                                             --------   --------   --------
                                              149,034    142,705    132,956
                                             --------   --------   --------
HOTEL EXPENSES
 Departmental direct costs
  Rooms.............................           18,878     18,416     17,490
  Food and beverage.................           30,496     28,975     26,338
 Other hotel operating expenses....            33,368     31,312     30,425
                                             --------   --------   --------
                                               82,742     78,703     74,253
                                             --------   --------   --------
REVENUES...........................          $ 66,292   $ 64,002   $ 58,703
                                             ========   ========   ========

--------------------------------------------------------------------------------
NOTE 4.                              PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of December 31 (in thousands):

                                                    1996       1995
                                                  ---------   --------
 Land and improvements.............                $ 17,091   $ 17,091
 Building and improvements.........                 105,382    105,374
 Leasehold improvements............                 111,197    108,848
 Furniture and equipment...........                  61,206     55,335
                                                   --------   --------
                                                    294,876    286,648

 Less accumulated depreciation.....                 (96,050)   (82,658)
                                                   --------   --------

                                                   $198,826   $203,990
                                                   ========   ========


NOTE 5.  ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of financial instruments are shown below. The fair values of financial instruments not included in this table are estimated to be equal to their carrying amounts.


                                                            As of December 31, 1996         As of December 31, 1995
                                                            -----------------------         ------------------------
                                                                       Estimated                             Estimated
                                                            Carrying     Fair                     Carrying     Fair
                                                            Amount       Value                     Amount     Value
                                                           ---------   ---------                ---------   -----------
                                                               (in thousands)                        (in thousands)

Debt and other liabilities
Mortgage debt                                              $ 222,500   $ 222,500                $ 222,500   $ 222,500
Incentive management fees due to Marriott
 International, Inc.                                       $   2,578   $     170                $   2,164   $      92

Other financial instruments
Interest rate swap ($222,500,000 notional amount)          $      --          --                $      --   $     581


The 1996 estimated fair value of the mortgage debt obligation is based on the expected future debt service payments discounted at risk adjusted rates. Incentive management fees due are valued based on the expected future payments from operating cash flow discounted at risk adjusted rates.

The fair value of the interest rate swap agreement was based on the estimated amount the Partnership would pay to terminate the agreement.

================================================================================
NOTE 6.  SANTA CLARA PARTNERSHIP

Summarized financial information for the Santa Clara Partnership consists of the following as of December 31:

                                                        1996            1995
                                                     ---------        --------
                                                           (in thousands)
Balance Sheet
-------------

Property and equipment...........................        $30,144      $ 28,406
Due from Marriott International, Inc.............          2,170         1,976
Other assets.....................................          1,230         1,614
Cash and cash equivalents........................          1,933         1,614
                                                         -------      --------

 Total Assets....................................        $35,477      $ 33,610
                                                         =======      ========

Mortgage debt....................................        $43,500      $ 43,500
Due to Marriott International, Inc...............            749         1,086
Accounts payable and accrued expenses............            522           117
Partners' Deficit................................         (9,294)      (11,093)
                                                         -------      --------

 Total Liabilities and Partners' Deficit.........        $35,477      $ 33,610
                                                         =======      ========

                                               For the Years Ended December 31,
                                             -----------------------------------
Statement of Operations                        1996         1995         1994
-----------------------                       -------      -------     --------
                                                       (in thousands)
REVENUES..................................  $17,347      $14,516      $ 12,131
                                            -------      -------      --------

OPERATING COSTS AND EXPENSES
  Depreciation and amortization...........    2,927        2,765         2,359
  Interest................................    3,318        3,063         2,295
  Incentive management fees...............    2,652        2,175         1,761
  Base management fees....................    1,224        1,079           967
  Property taxes..........................      499          508           501
  Ground rent, insurance and other........      264          201           270
                                            -------      -------      --------
                                             10,884        9,791         8,153
------------------------------------------  -------      -------      --------

NET INCOME................................  $ 6,463      $ 4,725      $  3,978
                                            =======      =======      ========


--------------------------------------------------------------------------------
NOTE 7.  DEBT

Mortgage Debt

As of December 31, 1995, the Partnership's debt consisted of a $222.5 million mortgage loan (the "Original Mortgage Debt"). The Original Mortgage Debt was nonrecourse to the Partnership and was secured by a first mortgage on each of the Hotels including the grant of a security interest in the Partnership's furniture, fixtures and equipment, contracts and other intangibles and an assignment of the Partnership's rights under the Management and Purchase Agreements.

At the option of the Partnership, the Original Mortgage Debt loan agreement provided for interest rate options which were tied to a Eurodollar rate, an adjusted CD rate or the fluctuating corporate base rate. For Eurodollar or CD elections, the Partnership paid the applicable rate plus an increment equal to
0.9 basis points. In April 1992, the Partnership entered into an interest rate swap agreement for the entire loan amount with the primary lender to effectively fix the interest rate on the Original Mortgage Debt at 7.8% per annum from May 1992 through loan maturity. The Partnership's obligations under the swap agreement were secured by a pledge of collateral by the General Partner. The weighted average interest rate on the Original Mortgage Debt for the two years in the period ended December 31, 1995 was 7.8%.

On March 21, 1996, the Original Mortgage Debt and the Santa Clara mortgage debt matured at which time the lender granted the Partnership an extension of the two loans for an additional six months until replacement financing could be finalized with another lender. Under the terms of the extension, interest accrued at the London interbank offered rate ("LIBOR") plus 187.5 basis points for the first three months and accrued at LIBOR plus 225.0 basis points for the second three months. No principal amortization was required during the extension period. However, under the terms of the extension, the Partnership applied the $9.2 million accumulated in the primary lender reserve account to pay down the principal balance of the Original Mortgage Debt to $213.3 million and deposited $19.1 million into the primary lender reserve account. The primary lender reserve account was established in 1994 to provide funds for a principal paydown on the Original Mortgage Debt at maturity. The $19.1 million deposit represented the balance ($16.8 million) from the unrestricted reserve account included in cash in the accompanying balance sheet as of December 31, 1995, previously established by the General Partner in 1992 (the "General Partner Reserve") and cash flow from the Partnership for the first two periods of 1996 ($2.3 million). During the extension period, the Partnership also was required to deposit into the primary lender reserve account all cash flow from the Hotels plus all the Partnership's cash flow from the Santa Clara Partnership, net of (i) $500,000 per accounting period, (ii) debt service and
(iii) current incentive management fees paid. The $500,000 per accounting period was deposited into a separate expense reserve account which was used by the Partnership to fund administrative expenses and refinancing costs, any owner funded capital expenditures, as well as the Partnership's share of any such costs incurred by the Santa Clara Partnership during the six month extension period.

On September 23, 1996 (the "Closing Date"), the General Partner was successful in refinancing the Partnership's Original Mortgage Debt, as well as the $43.5 million mortgage debt of the Santa Clara Partnership. A total of $266.0 million was borrowed from a new third party lender, $222.5 million of which is recorded on the Partnership's financial statements (the "Mortgage Debt"). The Partnership's Mortgage Debt is nonrecourse to the Partnership and is secured by first mortgages on the Hotels, as well as a pledge of its limited partner interest in the Santa Clara Partnership. The two loans are cross-defaulted.
The debt bears interest at a fixed rate of 8.22% based upon actual number of days over a 360 day year for an 11-year term expiring October 11, 2007, requires payments of interest only during the first loan year (October 1996 through September 1997) and then principal amortization based upon a 20-year amortization schedule beginning with the second loan year. Additionally, the refinancing substantially restricts the ability of the Partnership to sell the Hotels during such term and prohibits the Partnership from prepaying any debt for an extended period without paying a substantial premium during

--------------------------------------------------------------------------------
such term. The weighted average interest rate on the Mortgage Debt for the year ended December 31, 1996 was 7.7%. On the Closing Date, the Partnership was required to establish certain reserves which were discussed in Note 2.

The required principal payments of the Mortgage Debt at December 31, 1996 are as follows (in thousands):

      1997.......................  $    738
      1998.......................     4,643
      1999.......................     5,040
      2000.......................     5,470
      2001.......................     5,937
      Thereafter.................   200,672
                                   --------

                                   $222,500
                                   ========

NOTE 8.  LAND LEASES

The San Antonio and San Ramon Hotels are located on sites with ground leases from unrelated third parties. The initial lease terms expire in 2013 and 2014, respectively. To facilitate the refinancing, the Partnership exercised its option to extend the land leases of both properties for an additional twenty-year period. Therefore, the current terms of the San Antonio and San Ramon land leases expire in 2033 and 2034, respectively. The Partnership is obligated to pay annual rent equal to the greater of a minimum rent or a percentage rent and has the option to extend the terms for up to three successive ten-year terms each. Ground rent on the San Antonio Hotel is equal to the greater of $700,000 or 3.5% of annual gross room sales. Ground rent on the San Ramon Hotel is equal to the greater of $350,000 or 3% of annual gross sales for the first five years, after which minimum rent will be adjusted upward every five years, beginning in 1989, to an amount equal to 75% of the average rent paid during the three years immediately preceding the applicable five-year period. Ground rent expense for the San Antonio and San Ramon Hotels totalled $1,982,000, $1,879,000 and $1,746,000, for the years ended December 31, 1996, 1995, and 1994, respectively.

Future minimum annual rental commitments for all land leases entered into by the Partnership, as described above, are as follows (in thousands):

               Fiscal Year                   Land Leases
               -----------                  -----------
                  1997                         $ 1,050
                  1998                           1,050
                  1999                           1,050
                  2000                           1,050
                  2001                           1,050
               Thereafter                       33,950
                                               -------
           Total Minimum Lease Payments        $39,200
                                               =======

NOTE 9.  MANAGEMENT AGREEMENTS

The Partnership entered into long-term hotel management agreements (the "Management Agreements") with the Manager to manage the Hotels as part of the Marriott International, Inc. full-service hotel system. The Management Agreement for each Hotel has an initial term expiring on December 31, 2008. To facilitate the refinancing, the Manager exercised its option

--------------------------------------------------------------------------------
to renew the Management Agreements for each Hotel for an additional 10-year term. Therefore, the current terms of the Management Agreements for each Hotel expire on December 31, 2018. This, as well as the assignment of the Management Agreements described in Note 1, and other minor changes were documented in an amendment to each of the Management Agreements. The Manager has the option to renew the Management Agreements for up to three additional 10-year terms. The Manager also manages the Santa Clara Hotel on behalf of the Santa Clara Partnership. The Manager is paid a base management fee equal to 3% of gross hotel sales. Base management fees paid in 1996, 1995 and 1994 were $4,471,000 and $4,281,000 and $3,989,000, respectively.

In addition, the Manager is entitled to an incentive management fee equal to 20% of each Hotel's Operating Profit, as defined. The incentive management fee with respect to each Hotel is payable only out of 55% of each Hotel's Operating Profit after the Partnership's payment or retention for such fiscal year of the following: (i) the Ground Rent, if any, with respect to such Hotel; (ii) the Qualifying Debt Service, as defined, with respect to such Hotel; (iii) such Hotel's Pro-Rata Share of Total Mortgage Debt Service Shortfall, as defined, if any, with respect to all Hotels; (iv) the Partnership's non-cumulative 10% Priority Return on the Adjusted Contributed Capital, as defined, with respect to such Hotel; (v) through December 31, 1991, such Hotel's Pro-Rata Share of Total Equity Priority Shortfall, if any, with respect to all Hotels; and (vi) through December 31, 1992, such Hotel's pro-rata share of required repayments of any outstanding advances and accrued interest thereon under the Debt Service Guarantee.

Through 1991, the Manager was not entitled to accrue any unpaid incentive management fees. Beginning in 1992, unpaid incentive management fees are accrued without interest and are paid from cash flow available for incentive management fees following payment of any then current incentive management fees. Incentive management fees earned for the years ended December 31, 1996, 1995 and 1994 were $9,813,000, $9,412,000 and $8,507,000, respectively. Deferred incentive management fees for the years ended December 31, 1996 and 1995 were $2,578,000 and $2,164,000, respectively, and are included in Due to Marriott International, Inc. in the accompanying balance sheet.

Pursuant to the Management Agreements, the Manager is required to furnish the Hotels with certain services ("Chain Services") which are generally provided on a central or regional basis to all hotels in the Manager's full-service hotel system. Chain Services include central training, advertising and promotion, a national reservations system, computerized payroll and accounting services and such additional services as needed which may be more efficiently performed on a centralized basis. Costs and expenses incurred in providing such services are allocated among all domestic full-service hotels managed, owned or leased by the Manager or its subsidiaries. In addition, the Hotels also participate in the Manager's Honored Guest Awards Program ("HGA"). The cost of this program is charged to all hotels in the Manager's full-service hotel system based upon the HGA sales at each hotel. The total amount of Chain Services and HGA costs charged to the Partnership for the years ended December 31, 1996, 1995 and 1994 were $5,433,000, $5,151,000 and $4,448,000, respectively, and are included in Revenues (as defined in Note 3) in the accompanying statement of operations.

The Management Agreements provide for the establishment of a property improvement fund for each Hotel to cover the cost of certain non-routine repairs and maintenance to the Hotels which are normally capitalized and the cost of replacements and renewals to the Hotels' property and improvements. Contributions to the property improvement fund are based on a percentage of gross sales. In the case of the San Antonio Hotel, contributions to the property improvement fund are 4% in 1991 through 1998 and 5% thereafter. Contributions to the property improvement fund for the San Ramon Hotel are 4% in 1994 through 1998 and 5% in 1999. Contributions to the property improvement fund for the New Orleans Hotel are 5% each year. Commencing with fiscal year 2003, the Manager shall have the right, but not the obligation, to increase the amount it transfers into the fund to any amount greater than 5% but not exceeding 6% of gross sales. Total contributions

--------------------------------------------------------------------------------
to the property improvement fund for the years ended December 31, 1996, 1995 and 1994 were $6,622,000, $6,342,000 and $5,935,000, respectively.

Pursuant to the terms of the Management Agreements, the Partnership is required to provide the Manager with working capital and supplies to meet the operating needs of the Hotels. The Manager converts cash advanced by the Partnership into other forms of working capital consisting primarily of operating cash, inventories, and trade receivables and payables which are maintained and controlled by the Manager. Upon termination of any of the Management Agreements, the working capital and supplies of the related Hotel will be returned to the Partnership. The individual components of working capital and supplies controlled by the Manager are not reflected in the Partnership's balance sheet. As of December 31, 1996 and 1995, $6,633,000 has been advanced to the Manager for working capital and supplies which is included in Due from Marriott International, Inc. in the accompanying balance sheet. The supplies advanced to the Manager are recorded at their estimated net realizable value.

Each of the Management Agreements also provides that the Partnership may terminate any of the Management Agreements and remove the Manager if, during any three consecutive fiscal years after fiscal year 1992, with respect to any Hotel, the sum of the operating profit before real and personal property taxes, fails to equal or exceed 8% of the sum of the original cost of the Hotel plus certain additional hotel investments by the Partnership. The Manager may, however, prevent termination by paying to the Partnership such amounts as are necessary to achieve the above performance standards.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Partnership has no directors or officers. The business policy making functions of the Partnership are carried out through the directors and executive officers of Marriott MHP Two Corporation, the General Partner, who are listed below:

Age at
           Name                      Current Position          December 31, 1996
---------------------------  --------------------------------  -----------------

Bruce F. Stemerman           President and Director                     41
Patricia K. Brady            Vice President and Chief
                              Accounting Officer                        35
Christopher G. Townsend      Vice President, Director and
                              Assistant Secretary                       49
Bruce D. Wardinski           Treasurer                                  36

Business Experience

Bruce F. Stemerman was elected President of the General Partner in November 1995. He has been a Director General Partner since October 1993 and was Chief Accounting Officer of the General Partner, as well as Vice President--Finance from October 1993 to November 1995. Mr. Stemerman joined Host Marriott in 1989 as Director--Partnership Services. He was promoted to Vice President--Lodging Partnerships in 1994 and became Senior Vice President--Asset Management in 1996. Prior to joining Host Marriott, Mr. Stemerman spent ten years with Price Waterhouse. He also serves as a director and an officer of numerous Host Marriott subsidiaries.

Patricia K. Brady was appointed to Vice President and Chief Accounting Officer of the General Partner on October 8, 1996. Ms. Brady joined Host Marriott in 1989 as Assistant Manager--Partnership Services. She was promoted to Manager in 1990 and to Director--Partnership Services in June 1996. She also serves as an officer of numerous Host Marriott subsidiaries.

Christopher G. Townsend has been Vice President, Director, Assistant Secretary of the General Partner since September, 1988. Mr. Townsend joined Host Marriott's Law Department in 1982 as a Senior Attorney. In 1984, Mr. Townsend was made Assistant Secretary of Host Marriott and in 1986 was made Assistant General Counsel. In 1993, he was made Senior Vice President, Corporate Secretary and Deputy General Counsel of Host Marriott. In January 1997, he was made General Counsel of Host Marriott. He also serves as a director and an officer of numerous Host Marriott subsidiaries.

Bruce D. Wardinski was elected Treasurer of the General Partner in 1996. Mr. Wardinski joined Host Marriott in 1987 as a Senior Financial Analyst of Financial Planning & Analysis, and was named Manager in June, 1988. He was appointed Director, Financial Planning & Analysis in 1989, Director of Project Finance in January 1990. Senior Director of Project Finance in June, 1993, Vice President, Project Finance in June, 1994, and Senior Vice President of International Development in October, 1995. In June, 1996, Mr. Wardinski was named Senior Vice President and Treasurer of Host Marriott.

ITEM 11.  MANAGEMENT REMUNERATION AND TRANSACTIONS

As noted in Item 10 above, the Partnership has no directors or officers nor does it have any employees. Under the Partnership Agreement, however, the General Partner has the exclusive right to conduct the business and affairs of the Partnership subject only to the Management Agreement described in Items 1 and
13. The General Partner is required to devote to the Partnership such time as may be necessary for the proper performance of its duties, but the officers and the directors of the General Partner are not required to devote their full time to the performance of such duties. No officer or director of the General Partner devotes a significant percentage of time to Partnership matters. To the extent that any officer or director does devote time to the Partnership, the General Partner is entitled to reimbursement for the cost of providing such services. Any such costs may include a charge for overhead, but without a profit to the General Partner. For the fiscal years ending December 31, 1996, 1995 and 1994, administrative expenses reimbursed to the General Partner totaled $225,000, $89,000 and $169,000, respectively for the cost of providing all administrative and other services as General Partner. For information regarding all payments made by the Partnership to Host Marriott and subsidiaries, see Item 13, "Certain Relationships and Related Transactions".


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

The General Partner owns a total of 5.0 Units representing a 0.67% limited partnership interest in the Partnership. MHPII Acquisition Corp., a wholly-owned subsidiary of Host Marriott, owns a total of 387 Units representing a 51.9% limited partnership interest.

There are no Units owned by the executive officers and directors of the General Partner, as a group.

There are no Units owned by the executive officers and directors of MII, as a group.

There are no Units owned by individuals who are directors of both the General Partner and MII.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Management Agreements

The Partnership entered into long-term hotel management agreements (the "Management Agreements") with the Manager to manage the Hotels as part of the Marriott International, Inc. full-service hotel system. The Management Agreement for each Hotel had an initial term expiring on December 31, 2008. To facilitate the refinancing, the Manager exercised its option to renew the Management Agreements for each Hotel for an additional 10-year term. Therefore, the current terms of the Management Agreements for each Hotel expire on December 31, 2018. This, as well as the assignment of the Management Agreements described in Item 1, "Description of the Partnership", and other minor changes were documented in an amendment to each of the Management Agreements. The Manager has the option to renew the Management Agreements for up to three additional 10-year terms. The Manager also manages the Santa Clara Hotel on behalf of the Santa Clara Partnership. The Manager is paid a base management fee equal to 3% of gross hotel sales. Base management fees paid in 1996, 1995 and 1994 were $4,471,000 and $4,281,000 and $3,989,000, respectively.

In addition, the Manager is entitled to an incentive management fee equal to 20% of each Hotel's Operating Profit, as defined. The incentive management fee with respect to each Hotel is payable only out of 55% of each Hotel's Operating Profit after the Partnership's payment or retention for such fiscal year of the following: (i) the Ground Rent, if any, with respect to such Hotel; (ii) the Qualifying Debt Service, as defined, with respect to such Hotel; (iii) such Hotel's Pro-Rata Share of Total Mortgage Debt Service Shortfall, as defined, if any, with respect to all Hotels; (iv) the Partnership's non-cumulative 10% Priority Return on the Adjusted Contributed Capital, as defined, with respect to such Hotel; (v) through December 31, 1991, such Hotel's Pro-Rata Share of Total Equity Priority Shortfall, if any, with respect to all Hotels; and (vi) through December 31, 1992, such Hotel's pro-rata share of required repayments of any outstanding advances and accrued interest thereon under the Debt Service Guarantee.

Through 1991, the Manager was not entitled to accrue any unpaid incentive management fees. Beginning in 1992, unpaid incentive management fees ("Deferred Incentive Management Fees") accrue without interest and are paid from cash flow available for incentive management fees following payment of any then current incentive management fees. In the event that nay Deferred Incentive Management Fees with respect to a Hotel remains unpaid at the time of sale of such Hotel (or interest therein), then such Deferred Incentive Management Fee is paid, pro rata with the placement agents' disposition fee, with respect to such Hotel, out of 55% of sale proceeds, remaining after the Partnership's repayment or retention of the following: (i) all qualifying debt, with respect to such Hotel, (ii) any outstanding advances and accrued interest thereon under the Santa Clara debt service advances, (iii) the Partnership's cumulate annual 15% priority return, with respect to such Hotel, and (iv) the adjusted contributed capital, with respect to such Hotel. As of December 31, 1996, Deferred Incentive Management Fees were $2,578,000.

The Manager is required to furnish the Hotels with certain services ("Chain Services") which are generally provided on a central or regional basis to all hotels in the Manager's full-service hotel system. The major cost components included in Chain Services are computer, reservations, advertising, training and sales costs. Costs and expenses incurred in providing such services are allocated among all domestic full-service hotels managed, owned or leased by MII or its subsidiaries with no profit to MII. The methods of allocating the costs and expenses are based upon one or a combination of the following: (i) percent of sales, (ii) total number of hotel rooms, (iii) total number of reservations booked, and (iv) total number of management employees.

The following table sets forth the amounts paid to the Manager for the three years ended December 31, 1996, 1995 and 1994 (in thousands). The table also includes accrued but unpaid incentive management fees:

                                                        Year Ended December 31,
                                                       1996      1995     1994
                                                      -------   -------  -------

Base management fees.................                  $ 4,471  $ 4,281  $ 3,989
Chain services and HGA costs.........                    5,433    5,151    4,748
Incentive management fees............                    9,415    8,827   11,129
                                                       -------  -------  -------
 Total paid..........................                  $19,319  $18,259  $19,866
                                                       =======  =======  =======
Accrued but unpaid incentive
 management fees.....................                  $   414  $   461  $   363
                                                       =======  =======  =======


The Management Agreements provide for the establishment of a property improvement fund for each Hotel to cover the cost of certain non-routine repairs and maintenance to the Hotels which are normally capitalized and the cost of replacements and renewals to the Hotels' property and improvements. Contributions to the property improvement fund are based on a percentage of gross sales. Contributions to the property improvement fund by property are as
follows:   San Antonio Hotel, 4%  for the period 1994 through 1998, and 5%
thereafter; San Ramon Hotel, 4% for the period 1994 through 1998 and 5% thereafter; New Orleans, 5%. Commencing with fiscal year 2003, the Manager shall have the right, but not the obligation, to increase the amount it transfers into the fund to any amount greater than 5% but not exceeding 6% of gross sales.

Pursuant to the Management Agreements, the Partnership provided the Manager with working capital and supplies to meet the operating needs of the Hotels. This advance bears no interest and remains the property of the Partnership throughout the term of the Management Agreements. The Partnership is required to advance upon the request of the Manager any additional funds necessary to maintain working capital and supplies at levels determined by the Manager to be necessary to satisfy the needs of the Hotels as their operations may require from time to time. Upon termination of the Management Agreements, the Manager will return to the Partnership any unused working capital and supplies. At the inception of the Partnership, $6.9 million was advanced to the Manager for working capital and supplies, of which $250,000 was returned to the Partnership in 1991.

Each of the Management Agreements also provides that the Partnership may terminate any of the Management Agreements and remove the Manager if, during any three consecutive fiscal years after fiscal year 1992, with respect to any Hotel, the sum of the operating profit before real and personal property taxes, fails to equal or exceed 8% of the sum of the original cost of the Hotel plus certain additional hotel investments by the Partnership. The Manager may, however, prevent termination by paying to the Partnership such amounts as are necessary to achieve the above performance standards.

Santa Clara Hotel Management Agreement

The Santa Clara Hotel Management Agreement provides for an initial 20-year term expiring on December 31, 2008. To facilitate the refinancing of the Santa Clara Mortgage Debt, the Manager exercised its option to renew the Management Agreement for an additional 10-year term. Therefore, the current term of the Management Agreement expires on December 31, 2018. This, as well as the assignment of the Management Agreements described in Item 1, "Description of the Partnership", and other minor changes were documented in an amendment to the Santa Clara Management Agreement. The Manager has the option to renew the Santa Clara Hotel Management Agreement for up to three additional 10-year terms.

The Manager is paid a base management fee equal to 3% of gross hotel sales. In addition, the Manager is entitled to an incentive management fee equal to 20% of Hotel operating profit. The incentive management fee is payable only out of 55% of Hotel operating profit after payments of ground rent and 200% of each of the following: (i) qualifying debt service; (ii) the pro-rata share of total debt service shortfall; and (iii) the Santa Clara Partnership's 10% priority return. Through 1991, the Manager was not entitled to any unpaid incentive management fees. Beginning in 1992, unpaid incentive management fees ("Deferred Incentive Management Fees") accrue without interest and are paid from cash flow available for incentive management fees following payment of any then current incentive management fees. Deferred Incentive Management Fees would be payable upon the sale of the Santa Clara Hotel in a manner similar to the Partnership's payment of Deferred Incentive Management Fees upon sale of the Hotels. Deferred Incentive Management Fees at December 31, 1996 were $577,000.

The Manager is required to furnish the Santa Clara Hotel with Chain Services. Costs and expenses incurred in providing the Chain Services are allocated as described above with the Hotels.

The following table sets forth the amounts paid to the Manager for the three years ended December 31, 1996, 1995 and 1994 (in thousands). The table also includes accrued but unpaid incentive management fees:

                                                        Year Ended December 31,
                                                         1996     1995     1994
                                                        ------   ------   ------

Base management fees.................................   $1,755   $1,079   $  967
Chain services and HGA costs.........................    1,224    1,537    1,354
Incentive management fees............................    2,951    1,556    1,603
                                                        ------   ------  -------
 Total paid..........................................   $5,930   $4,172   $3,924
                                                        ======   ======   ======

Accrued but unpaid incentive
 management fees.....................................   $        $  303   $  189
                                                        ======   ======  =======


The Santa Clara Hotel Management Agreement also provides for the establishment of a property improvement fund for the Santa Clara Hotel to cover the cost of certain non-routine repairs and maintenance to the Santa Clara Hotel which are normally capitalized and the cost of replacements and renewals to the Santa Clara Hotel's property and improvements. Contributions to the property improvement fund are equal to 5% of gross Hotel sales. Commencing with fiscal year 2003, the Manager shall have the right, but not the obligation, to increase the amount it transfers into the fund to any amount greater than 5% but not exceeding 6% of gross Hotel sales.

Pursuant to the terms of the Santa Clara Hotel Management Agreement, the Santa Clara Partnership is provided the Manager with working capital to meet the operating needs of the Hotel. This advance bears no interest and remains the property of the Santa Clara Partnership throughout the term of the Santa Clara Management Agreement. The Santa Clara Partnership is required to advance upon request of the Manager any additional funds necessary to maintain working capital and supplies at levels determined by the Manager to be necessary to satisfy the needs of the Santa Clara Hotel as its operations may require from time to time. Upon termination of the Santa Clara Management Agreement, the Manager will return to the Santa Clara Partnership any unused working capital and supplies. At its inception, the Santa Clara Partnership advanced $1.4 million the Manager for working capital and supplies.

The Santa Clara Hotel Management Agreement provides that the Santa Clara Partnership may terminate the Santa Clara Management Agreement and remove the Manager if, during any three consecutive fiscal years after fiscal year 1992, the sum of the operating profit before real and personal property taxes, fails to equal or exceed 8% of the sum of $96 million plus certain additional Hotel Investments by the Santa Clara Partnership. The Manager may, however, prevent termination by paying to the Santa Clara Partnership such amounts as are necessary to achieve the above performance standards.

                                    PART IV

ITEM 14. EXHIBITS, SUPPLEMENTAL FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  List of Documents Filed as Part of This Report

     (1)  Financial Statements
          All financial statements of the registrant as set forth under Item 8 of this Report on Form 10-K.

     (2)  Financial Statement Schedules
          The following financial information is filed herewith on the pages indicated.

          III.  Real Estate and Accumulated Depreciation

All other schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.


(3)  Exhibits

     Exhibit
      Number                   Description
================   ===================================
        3.1        Second Amended and Restated
                   Agreement of Limited Partnership
                   of Marriott Hotel Properties II
                   Limited Partnership dated June 14,
                   1996

       10 1        Loan Agreement between Marriott
                   Hotel Properties II Limited
                   Partnership and Nomura Asset
                   Capital Corporation dated as of
                   September 23, 1996

       10.2        Loan Agreement between Santa Clara
                   Marriott Hotel Limited Partnership
                   and Nomura Asset Capital
                   Corporation dated as of September
                   23, 1996

       10.3        Secured Promissory Note made by
                   Marriott Hotel Properties II
                   Limited Partnership to Nomura
                   Asset Capital Corporation dated
                   September 23, 1996

       10.4        Secured Promissory Note made by
                   Marriott Hotel Properties II
                   Limited Partnership to Nomura
                   Asset Capital Corporation dated
                   September 23, 1996

       10.5        Secured Promissory Note made by
                   Marriott Hotel Properties II
                   Limited Partnership and Santa
                   Clara Marriott Hotel Limited
                   Partnership to Nomura Asset
                   Capital Corporation dated
                   September 23, 1996

       10.6        Modification, Subordination and
                   Non-Disturbance Agreement,
                   Estoppel, Assignment and Consent
                   (Marriott Rivercenter Hotel, San
                   Antonio, Texas) between Marriott
                   Hotel Services, Inc., Nomura Asset
                   Capital Corporation and Marriott
                   Hotel Properties II Limited
                   Partnership dated as of September
                   23, 1996


Exibit
Number                         Description
------     -----------------------------------------------------
 10.7 First Amendment to Management Agreement (San Antonio Marriott Hotel) by Marriott Hotel Properties II Limited Partnership and Marriott Hotel Services,
           Inc. dated September 23, 1996

 10.8 Deed of Trust, Assignment of Leases, Security Agreement and Fixture Filing (San Ramon First Deed of Trust) by Marriott Hotel Properties II Limited Partnership in favor of Commonwealth Land Title Insurance Company of California for the benefit of Nomura Asset Capital Corporation dated as of September 23, 1996 in the amount of $222,500,000

 10.9 Deed of Trust, Assignment of Leases, Security Agreement and Fixture Filing (San Ramon Second Deed of Trust) by Marriott Hotel Properties II Limited Partnership in favor of Commonwealth Land Title Insurance Company of California for the benefit of Nomura Asset Capital Corporation dated as of September 23, 1996 in the amount of $43,500,000

 10.10 Deed of Trust, Assignment of Leases, Security Agreement and Fixture Filing (Santa Clara Deed of Trust) by Santa Clara Marriott Hotel Limited Partnership in favor of Commonwealth Land Title Insurance Company of California for the benefit of Nomura Asset Capital Corporation dated as of September 23, 1996 in the amount of $43,500,000

 10.11     Schedule Identifying Documents Omitted

     (b)  REPORTS ON FORM 8-K

          Form 8-K dated June 24, 1996 was filed on June 24, 1996.

                                                                    SCHEDULE III
                MARRIOTT HOTEL PROPERTIES II LIMITED PARTNERSHIP
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 1996
                                 (in thousands)

                                            Initial Costs                                Gross Amount at December 31, 1996
                              ------------------------------------------               --------------------------------------

                                                             Building &    Subsequent                Buildings &
                                                Land &       Leasehold       Costs        Land &       Leasehold
                              Encumbrances   Improvements   Improvements  Capitalized  Improvements  Improvements    Total
                              ------------   ------------   ------------  -----------  ------------  ------------ -----------

San Antonio                           --       $  1,393      $ 83,010       $3,297       $ 2,486       $ 85,214     $ 87,700

New Orleans                           --         13,574       103,326        4,928        12,560        109,268      121,828

San Ramon                             --          1,991        21,174          977         2,046         22,096       24,142
                                --------       --------      --------     --------      --------       --------     --------

Total                           $222,500       $ 16,958      $207,510       $9,202       $17,092       $216,578     $233,670
                                ========       ========      ========     ========      ========       ========     ========



                                         Date of
                     Accumulated     Completion of     Date      Depreciation
                     Depreciation    Construction    Acquired       Life
                     ------------    -------------   --------    ------------

San Antonio             $ 17,428         1988          1989      30 to 50 years

New Orleans               30,359         1972          1989      30 to 50 years

San Ramon                  4,729         1989          1989      30 to 50 years
                      ----------

Total                   $ 52,516
                      ==========


                                                   1994         1995          1996
                                                 --------     --------      --------
Notes:
(a) Reconciliation of Real Estate:
    Balance at beginning of year...............  $227,596       $229,754     $231,313
      Capital Expenditures.....................     2,158          1,559        2,357
      Dispositions.............................        --             --           --
                                                 --------       --------     --------
    Balance at end of year.....................  $229,754       $231,313     $233,670
                                                 ========       ========     ========
(b)  Reconciliation of Accumulated Depreciation:
     Balance at beginning of year..............   $30,808        $37,712      $44,971
        Depreciation...........................     6,904          7,259        7,545
        Dispositions...........................        --             --           --
                                                  -------       --------     --------
     Balance at end of year....................   $37,712        $44,971      $52,516
                                                  =======        =======      =======

(c) The aggregate cost of land, building and leasehold improvements for Federal income tax purposes is approximately $217,901 at December 31, 1996.

(d) All of the Hotels are pledged as collateral for the Partnership's mortgage debt for $222.5 million as of December 31, 1996.

                                   SIGNATURE
                                   ---------

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 1997.


                    MARRIOTT HOTEL PROPERTIES II LIMITED PARTNERSHIP

                    By: MARRIOTT MHP TWO CORPORATION
                        General Partner


                    By: /s/ Bruce F. Stemerman
                        ----------------------
                        Bruce F. Stemerman
                        President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on March 31, 1997.


Signature                     Title
---------                     -----
                              MARRIOTT MHP TWO CORPORATION


 /s/ Bruce F. Stemerman
----------------------------
Bruce F. Stemerman            President and Director

 /s/ Patricia K. Brady
----------------------------
Patricia K. Brady             Vice President and Chief Accounting Officer

 /s/ Christopher G. Townsend
----------------------------
Christopher G. Townsend       Vice President, Director and Assistant Secretary

 /s/ Bruce D. Wardinski
----------------------------
Bruce D. Wardinski            Treasurer