Form 10-Q
period 1997-03-28
MARRIOTT HOTEL PROPERTIES II LIMITED PARTNERSHIP
filed 1997-05-12
CIK 845240

------------------------------------------------------------------------------

-----------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q


         [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 28, 1997

                                        OR

         [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934


                            Commission File No.  0-28222


                MARRIOTT HOTEL PROPERTIES II LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)

        Delaware                                        52-1604506
----------------------------               ------------------------------------
(State of Organization)                  (I.R.S. Employer Identification Number)

10400 Fernwood Road, Bethesda, MD                      20817-1109
----------------------------------         ------------------------------------
(Address of principal executive offices)               (Zip Code)


      Registrant's telephone number, including area code:  (301) 380-2070
           Securities registered pursuant to Section 12(b) of the Act:
                                 Not Applicable
           Securities  registered  pursuant to Section 12(g) of the Act:
                       Units of Limited Partnership Interest
                                 (Title of Class)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes No (Not Applicable. The Partnership became subject to
Section 13 reporting on April 17, 1996.)
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------


                                             TABLE OF CONTENTS


                                     PART I - FINANCIAL INFORMATION

                                                                                                     PAGE NO.

Item 1.       Financial Statements (Unaudited)
              Condensed Statement of Operations
                  Twelve Weeks Ended March 28, 1997 and March 22, 1996 ..................................  3

              Condensed Balance Sheet
                  March 28, 1997 and December 31, 1996...................................................  4

              Condensed Statement of Cash Flows
                  Twelve Weeks Ended March 28, 1997 and March 22, 1996...................................  5

              Notes to Condensed Financial Statements....................................................  6

Item 2.       Management's Discussion and Analysis of Financial Condition
                  and Results of Operations..............................................................  8



                                       PART II - OTHER INFORMATION


Item 1.       Legal Proceedings..........................................................................  11

Item 6.       Exhibits and Reports on Form 8-K...........................................................  11


                         PART I. FINANCIAL INFORMATION


                          ITEM 1. FINANCIAL STATEMENTS

                     Marriott Hotel Properties II Limited Partnership
                            Condensed Statement of Operations
                                      (Unaudited)
                         (in thousands, except per Unit amounts)


                                                                                      Twelve Weeks Ended
                                                                                 March 28,             March 22,
                                                                                   1997                  1996
                                                                              ----------------      --------------
REVENUES
    Hotel..................................................................$         19,538      $          17,044
    Interest income........................................................             351                    442
                                                                           ----------------      -----------------
        ...................................................................          19,889                 17,486
                                                                           ----------------      -----------------

OPERATING COSTS AND EXPENSES
    Interest expense.......................................................           4,490                  4,010
    Depreciation and amortization..........................................           3,106                  2,890
    Incentive management fees..............................................           2,901                  2,552
    Property taxes.........................................................           1,394                  1,298
    Base management fees...................................................           1,190                  1,080
    Ground rent ...........................................................             503                    473
    Insurance and other....................................................             228                    210
                                                                           ----------------      -----------------
        ...................................................................          13,812                 12,513
                                                                           -----------------     -----------------

INCOME BEFORE EQUITY IN INCOME OF
    SANTA CLARA PARTNERSHIP................................................           6,077                  4,973

EQUITY IN INCOME OF SANTA CLARA PARTNERSHIP................................             428                    347
                                                                           ----------------      -----------------

NET INCOME.................................................................$          6,505      $           5,320
                                                                           ================      =================

ALLOCATION OF NET INCOME
    General Partner........................................................$             65      $              53
    Limited Partners.......................................................           6,440                  5,267
                                                                           ----------------      -----------------

        ...................................................................$          6,505      $           5,320
                                                                           ================      =================

NET INCOME PER LIMITED PARTNER UNIT (745 Units)............................$          8,644      $           7,070
                                                                           ================      =================










                            See Notes To Condensed Financial Statements.

                        Marriott Hotel Properties II Limited Partnership
                                  Condensed Balance Sheet
                                       (in thousands)




                                                                                    March 28,        December 31,
                                                                                      1997               1996
                                                                                  -------------    ---------------
                                                                                   (unaudited)

                                                       ASSETS
    Property and equipment, net...................................................$     197,466    $       198,826
    Due from Marriott International, Inc..........................................       11,429              7,447
    Deferred financing and organization costs, net................................        5,896              5,932
    Other assets..................................................................       10,387             10,348
    Restricted cash reserves......................................................       12,815             12,815
    Cash and cash equivalents.....................................................       20,413             16,372
                                                                                  -------------    ---------------

          ........................................................................$     258,406    $       251,740
                                                                                  =============    ===============



                                         LIABILITIES AND PARTNERS' CAPITAL

    LIABILITIES
       Mortgage debt..............................................................$     222,500    $       222,500
       Investment in Santa Clara Partnership......................................        7,932              8,360
       Due to Marriott International, Inc.  ......................................        3,623              2,882
       Accounts payable and accrued expenses......................................        1,238              1,390
                                                                                  -------------    ---------------

          Total Liabilities.......................................................      235,293            235,132
                                                                                  -------------    ---------------

    PARTNERS' CAPITAL
       General Partner............................................................          376                311
       Limited Partners...........................................................       22,737             16,297
                                                                                  -------------    ---------------

          Total Partners' Capital.................................................       23,113             16,608
                                                                                  -------------    ---------------

          ........................................................................$     258,406    $       251,740
                                                                                  =============    ===============



                             See Notes To Condensed Financial Statements.

                      Marriott Hotel Properties II Limited Partnership
                               Condensed Statement of Cash Flows
                                        (Unaudited)
                                       (in thousands)



                                                                                        Twelve Weeks Ended
                                                                                    March 28,          March 22,
                                                                                      1997               1996
                                                                                 -------------       -------------
OPERATING ACTIVITIES
   Net income ...................................................................$       6,505       $       5,320

   Noncash items.................................................................        2,748               2,705
   Change in operating accounts..................................................       (3,393)             (2,928)
                                                                                 -------------       -------------

         Cash provided by operations.............................................        5,860               5,097
                                                                                 -------------       -------------

INVESTING ACTIVITIES
   Additions to property and equipment, net......................................       (1,746)             (1,998)
   Change in property improvement fund...........................................          (39)                244
   Distributions from Santa Clara Partnership....................................            -                 973
   Additions to restricted cash reserves.........................................            -                 (87)
                                                                                 -------------       --------------

         Cash used in investing activities.......................................       (1,785)               (868)
                                                                                 -------------       -------------

FINANCING ACTIVITIES
   Payment of financing costs....................................................          (34)                 --
                                                                                 -------------       -------------

         Cash used in financing activities.......................................          (34)                 --
                                                                                 -------------       -------------

INCREASE IN CASH AND CASH EQUIVALENTS............................................        4,041               4,229

CASH AND CASH EQUIVALENTS at beginning of period.................................       16,372              21,601
                                                                                 -------------       -------------

CASH AND CASH EQUIVALENTS at end of period.......................................$      20,413       $      25,830
                                                                                 =============       =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for mortgage interest...............................................$       4,572       $       3,937
                                                                                 =============       =============



                                   See Notes To Condensed Financial Statements.

                    Marriott Hotel Properties II Limited Partnership
                        Notes to Condensed Financial Statements
                                     (Unaudited)


1. The accompanying condensed financial statements have been prepared by Marriott Hotel Properties II Limited Partnership (the "Partnership") without audit. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying statements. The Partnership believes the disclosures made are adequate to make the information presented not misleading. However, the condensed financial statements should be read in conjunction with the Partnership's financial statements and notes thereto included in the Partnership's Form 10-K filed on March 31, 1997 for the fiscal year ended December 31, 1996.

      In the opinion of the Partnership, the accompanying condensed unaudited financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of March 28, 1997 and December 31, 1996, and the results of operations and cash flows for the twelve weeks ended March 28, 1997 and March 22, 1996. Interim results are not necessarily indicative of fiscal year performance because of seasonal and short-term variations.

2. The Partnership owns the New Orleans, San Antonio Rivercenter and San Ramon Marriott Hotels (the "Hotels"). In addition, the Partnership owns a 50% limited partnership interest in the Santa Clara Marriott Hotel Limited Partnership (the "Santa Clara Partnership") which owns the Santa Clara Marriott Hotel (the "Santa Clara Hotel"). The sole general partner of the Partnership and the Santa Clara Partnership, with a 1% interest in each, is Marriott MHP Two Corporation (the "General Partner"), a wholly-owned subsidiary of Host Marriott Corporation ("Host Marriott"). The remaining 49% interest in the Santa Clara Partnership is owned by HMH Properties, Inc., a wholly-owned subsidiary of Host Marriott. The Partnership's income from the Santa Clara Partnership is reported as Equity in Income of the Santa Clara Partnership. In arriving at Equity in Income from the Santa Clara Partnership, the Partnership is allocated 100% of the interest expense related to the debt incurred to purchase the Santa Clara Partnership interest. Summarized financial information for the Santa Clara Partnership is presented in Note 5.

3. For financial reporting purposes, net income of the Partnership is allocated 99% to the Limited Partners and 1% to the General Partner. Significant differences exist between the net income for financial reporting purposes and the net income reported for Federal income tax purposes. These differences are due primarily to the use, for income tax purposes, of accelerated depreciation methods and shorter depreciable lives of the assets and differences in the timing of recognition of incentive management fee expense.

4. Hotel revenues represent house profit of the Partnership's Hotels since the Partnership has delegated substantially all of the operating decisions related to the generation of house profit of the Hotels to Marriott Hotel Services, Inc. (the "Manager"). House profit reflects hotel operating results which flow to the Partnership as property owner and represents gross hotel sales less property-level expenses, excluding depreciation and amortization, base and incentive management fees, property taxes, ground rent, insurance and other costs, which are disclosed separately in the condensed statement of operations.

         Partnership revenues generated by the Hotels for 1997 and 1996 consist of (in thousands):

                                                                                    Twelve Weeks Ended
                                                                               March 28,             March 22,
                                                                                 1997                  1996
                                                                           ----------------      -----------------
        HOTEL REVENUES
           Rooms...........................................................$         25,905      $          23,515
           Food and beverage...............................................          11,603                 10,394
           Other...........................................................           2,161                  2,091
                                                                           ----------------      -----------------
               ............................................................          39,669                 36,000
                                                                           ----------------      -----------------
        HOTEL EXPENSES
           Departmental direct costs
               Rooms.......................................................           4,495                  4,305
               Food and beverage...........................................           7,717                  7,051
           Other hotel operating expenses..................................           7,919                  7,600
                                                                           ----------------      -----------------
               ............................................................          20,131                 18,956
                                                                           ----------------      -----------------

        HOTEL REVENUES.....................................................$         19,538      $          17,044
                                                                           ================      =================

5. Summarized financial information for the Santa Clara Partnership for 1997 and 1996 is as follows (in thousands):

                                                                                     Twelve Weeks Ended
                                                                               March 28,             March 22,
                                                                                 1997                  1996
                                                                           ----------------      -----------------
        CONDENSED STATEMENT OF OPERATIONS
        REVENUES...........................................................$          4,987      $           4,119

        OPERATING COSTS AND EXPENSES
           Interest expense................................................             864                    643
           Depreciation and amortization...................................             670                    623
           Incentive management fee........................................             784                    627
           Base management fee.............................................             326                    283
           Property taxes..................................................             122                    116
           Ground rent, insurance and other................................              81                     69
                                                                           ----------------      -----------------
               ............................................................           2,847                  2,361
                                                                           ----------------      -----------------

        NET INCOME.........................................................$          2,140      $           1,758
                                                                           ================      =================



                                                                               March 28,           December 31,
                                                                                 1997                  1996
                                                                           ----------------      -----------------
        CONDENSED BALANCE SHEET
        Property and equipment, net........................................$         30,302      $          30,144
        Due from Marriott International, Inc...............................           2,734                  2,170
        Other assets.......................................................           1,361                  1,230
        Cash and cash equivalents..........................................           3,298                  1,933
                                                                           ----------------      -----------------
           Total Assets....................................................$         37,695      $          35,477
                                                                           ================      =================

        Mortgage debt......................................................$         43,500      $          43,500
        Due to Marriott International, Inc.................................             862                    749
        Accounts payable and accrued expenses..............................             487                    522
        Partners' deficit..................................................          (7,154)                (9,294)
                                                                           ----------------      -----------------
           Total Liabilities and Partners' Deficit.........................$         37,695      $          35,477
                                                                           ================      =================

             ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS


CAPITAL RESOURCES AND LIQUIDITY

The Partnership's financing needs have historically been funded through loan agreements with independent financial institutions. The General Partner believes that the Partnership will have sufficient capital resources and liquidity to continue to conduct its operations in the ordinary course of business, although there can be no assurance of the Partnership's ability to do so.

MORTGAGE DEBT

The Partnership's mortgage debt consists of a $222.5 million nonrecourse mortgage loan (the "Mortgage Debt") which accrues interest at a fixed rate of 8.22%. Payments of interest only are required during the first loan year (October 1996 through September 1997) and then principal amortization based on a 20-year amortization schedule begins with the second loan year. This principal amortization is expected to improve the financial condition of the Partnership by reducing the Partnership's long-term indebtedness. The General Partner expects cash flows from the Partnership Hotels and the Santa Clara Hotel will be sufficient to provide for the Partnership's debt service.

CAPITAL SOURCES AND USES OF CASH

For the twelve weeks ended March 28, 1997 and March 22, 1996, cash provided by operations was $5.9 million and $5.1 million, respectively. The increase is primarily due to the increase in revenues discussed below. During the first quarter of 1997, $1.8 million was used in investing activities compared with $868,000 for the same period in 1996. The increase is primarily due to the inclusion of a distribution from the Santa Clara Partnership in the 1996 figures which occured subsequent to the end of the first quarter in 1997. Financing activities used $34,000 during the first quarter. This amount represents payment of costs incurred in connection with the refinancing of the Mortgage Debt in 1996.

Including the final 1996 distribution made in April 1997, the Partnership distributed $28,250 per limited partner unit from 1996 operating cash flow. This represents a 28.3% annual return on invested capital. In addition, concurrent with the April 1997 distribution, the General Partner made a distribution of $4,873 per limited partner unit. This distribution represents the excess of the General Partner Reserve after payment of all transaction costs related to the Mortgage Debt refinancing, as well as the establishment of an additional month's debt service reserve pursuant to the loan agreement. This is a one-time distribution and future distributions are expected to be funded solely from Partnership operations.

The General Partner believes that cash from Hotel operations and the reserves established in conjunction with the refinancing will continue to meet the short and long-term operational and capital needs of the Partnership. The General Partner will make its interim cash distribution from 1997 operations on October 31, 1997. This distribution is expected to be comparable to prior year levels absent the Partnership's General Partner Reserve requirements. In addition, the General Partner and the manager believe the property improvement fund, as adjusted in the case of the New Orleans Marriott Hotel, will be adequate for the future capital repairs and replacement needs of the Hotels. As previously reported, a 2% increase in the contribution percentage for the New Orleans Marriott Hotel will be made in 1997 and 1998 to allow for adequate funding of the combined softgoods and casegoods refurbishment of all rooms scheduled for 1998. This project is expected to cost approximately $13.0 million.

RESULTS OF OPERATIONS

For the first quarter 1997, Hotel revenues increased 15% from $17.0 million in first quarter 1996 to $19.5 million in 1997. The increase in first quarter revenues is primarily due to a significant increase in revenues at the New Orleans Marriott Hotel as discussed below. On a combined basis, REVPAR, or revenue per available room, increased 12% for the quarter when compared to the same period in 1996. This increase in REVPAR is primarily due to an 8% increase in the combined average room rate to approximately $140 combined with a 3.4 percentage point increase in the combined average occupancy to the mid-80's.

The New Orleans Marriott Hotel reported a 30%, or $2,252,000, increase in revenues for the first quarter when compared to the same period in 1996. The increase is primarily due to a 17% increase in room revenues coupled with a 49%, or $521,000, increase in food and beverage revenues. Room revenues increased due to a 15% increase in REVPAR as average room rate increased 7% to approximately $145 and average occupancy increased 5.3 percentage points to the low-80's. The increase in room and food and beverage revenues is primarily due to Super Bowl XXXI taking place in New Orleans this year. Occupancy was strong due to heavy demand before, during and after the Super Bowl. Hotel management was able to maximize room rates during these high occupancy periods. The Hotel's food and beverage outlets especially benefited from this higher volume. As previously reported, the remainder of 1997 remains a challenge as there will be fewer city-wide conventions this year. However, through the employment of strategic rate structuring, Hotel management is optimistic about achieving strong operating results throughout the remainder of the year.

Revenues at the Marriott Rivercenter in San Antonio increased 4%, or $304,000, during the first quarter of 1997. This increase is due to a 7% increase in room revenues. Room revenues increased due to a 6% increase in REVPAR as average occupancy increased 3.8 percentage points to the high-80's combined with a slight increase in average room rate to approximately $145. The increase in average occupancy is primarily due to an increase in group business, as city-wide conventions returned to San Antonio this year. In addition, Hotel management successfully maximized transient occupancy between high group demand periods. Hotel management is optimistic that 1997 will be another strong year for the Hotel as advanced roomnights booked through first quarter are exceeding the prior year's pace.

Revenues at the San Ramon Marriott Hotel increased 5%, or $75,000, for the first quarter when compared to the same period in 1996 primarily due to a significant increase in REVPAR. REVPAR increased 8% when compared to 1996 results which was due to a 12% increase in average room rate to approximately $110 partially offset by a 2.8 percentage point decrease in average occupancy to the low- 80's. The increase in average room rate was achieved through an increase in the corporate rate. Average occupancy decreased due to a rooms renovation project taking place at the Hotel during the month of January. Hotel management will look to continue to grow revenues throughout 1997 primarily through aggressive pricing strategies which will include continued growth of the corporate rate.

The Santa Clara Marriott Hotel reported a 22%, or $907,000, increase in first quarter revenues when compared to the same period in 1996. The increase is primarily due to a 30% increase in room revenues partially offset by an 15% decrease in food and beverage revenues. Room revenues increased due to a 27%
increase in REVPAR as average room rate increased 25% to approximately $145 combined with a slight increase in average occupancy to the mid-80's. Average room rate increased as a result of Hotel management strictly limiting rate discounting and increasing the corporate rate in response to continued strong demand in the transient business segment. Food and beverage revenues decreased due to the inclusion of two significant pieces of group banquet business in the prior year results which were not replaced in 1997. Hotel management is optimistic about the remainder of the year as demand for rooms in the Silicon Valley is expected to remain high throughout 1997.

Interest Expense. Interest expense increased slightly for the first quarter when compared to the same period in 1996 due to an increase in the interest rate on the Partnership's Mortgage Debt as a result of the refinancing.

Incentive Management Fees. Incentive management fees increased slightly when compared to the same period in 1996 due to improved hotel operating results.

FORWARD-LOOKING STATEMENTS

Certain matters discussed herein are forward-looking statements within the meaning of the Private Litigation Reform Act of 1995 and as such may involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Partnership to be different from any future results, performance or achievements expressed or implied by such forwardlooking statements. Although the Partnership believes the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be attained. The Partnership undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to relect any future events or circumstances.

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

On April 23, 1996, MacKenzie Patterson Special Fund 2, L.P. ("MacKenzie Patterson"), a limited partner of the Partnership, filed a purported class-action lawsuit in the Circuit Court for Montgomery County, Maryland, against the Partnership, as a nominal defendant, MHPII Acquisition Corp., a wholly-owned subsidiary of Host Marriott, Host Marriott, the General Partner and the directors of the General Partner, alleging, among other things, that the defendants had violated their fiduciary duties in connection with the tender offer. The complaint sought certification as a class-action, to enjoin the Offer and the Consent Solicitation, and damages. Subsequently, MacKenzie Patterson dismissed the Montgomery County action and refiled in Delaware State Chancery Court. In separate lawsuits, filed on April 24, 1996, in Delaware State Chancery Court and on May 10, 1996, in the Circuit Court for Palm Beach County, Florida, two other limited partners of the Partnership sought similar relief. The Chancery Court consolidated the two Delaware lawsuits and on June 12, 1996, entered an order denying the Delaware plaintiffs' motion to enjoin the Offer and Consent Solicitation. The defendants have moved to dismiss this consolidated action and to stay discovery. Oral argument on the motion to dismiss was scheduled for April 23, 1997. The defendants removed the Florida action to federal court in Florida and filed motions to dismiss, or in the alternative, to stay the action pending resolution of the Delaware action. The District Court denied these motions, but required the plaintiffs to file a second amended complaint. As previously stated, the Partnership is named only as a nominal defendant in this lawsuit. Accordingly, final resolution of this matter will not have any adverse effect on the business, financial condition or results of operations of the Partnership.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  a.       Exhibits- None

                  b.       Reports on Form 8-K- None

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


                          MARRIOTT HOTEL PROPERTIES II
                          LIMITED PARTNERSHIP

                          By:      MARRIOTT MHP TWO CORPORATION
                                   General Partner


Date:  May 12, 1997                By:  /s/Patricia K. Brady
                                   ---------------------------

                                   Patricia K. Brady
                                   Vice President and Chief Accounting Officer