Form 10-Q
period 1997-06-20
MARRIOTT HOTEL PROPERTIES II LIMITED PARTNERSHIP
filed 1997-08-04
CIK 845240

-------------------------------------------------------------------------------
                     SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                    FORM 10-Q


         [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 20, 1997

                                      OR

          [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                          Commission File No.  0-28222


                MARRIOTT HOTEL PROPERTIES II LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)

Delaware                                                            52-1604506
-------------------------                --------------------------------------
(State of Organization)                  (I.R.S. Employer Identification Number)

10400 Fernwood Road, Bethesda, MD                                   20817-1109
------------------------------------     ---------------------------------------
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

















Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes x/ No
 ------------------------------------------------------------------------------
 ------------------------------------------------------------------------------


                             TABLE OF CONTENTS


                        PART I - FINANCIAL INFORMATION

                                                                      PAGE NO.

Item 1.       Financial Statements (Unaudited)
              Condensed Statement of Operations
                  Twelve Weeks and Twenty-Four Weeks Ended
                     June 20, 1997 and June 14, 1996 ........................1

              Condensed Balance Sheet
                  June 20, 1997 and December 31, 1996........................2

              Condensed Statement of Cash Flows
                  Twenty-Four Weeks Ended June 20, 1997 and June 14, 1996....3

              Notes to Condensed Financial Statements........................4

Item 2.       Management's Discussion and Analysis of Financial Condition
                  and Results of Operations..................................7



                        PART II - OTHER INFORMATION


Item 1.       Legal Proceedings.............................................10

Item 6.       Exhibits and Reports on Form 8-K..............................10


                                           PART I. FINANCIAL INFORMATION


                                           ITEM 1. FINANCIAL STATEMENTS

                              Marriott Hotel Properties II Limited Partnership
                                         Condensed Statement of Operations
                                                    (Unaudited)
                                      (in thousands, except per Unit amounts)

                                                              Twelve Weeks Ended         Twenty-Four Weeks Ended
                                                           June 20,       June 14,       June 20,       June 14,
                                                             1997           1996           1997           1996
                                                          -----------    ----------    -----------    -----------
REVENUES
   Hotel..................................................$    17,046    $   16,768    $    36,584    $    33,812
   Interest income........................................        606           482            957            924
                                                          -----------    ----------    -----------    -----------
                                                               17,652        17,250         37,541         34,736
                                                          -----------    ----------    -----------    -----------

OPERATING COSTS AND EXPENSES
   Interest expense.......................................      4,337         3,701          8,827          7,711
   Depreciation and amortization..........................      2,936         3,021          6,042          5,911
   Incentive management fees..............................      2,509         2,515          5,410          5,067
   Property taxes.........................................      1,366         1,263          2,760          2,561
   Base management fees...................................      1,113         1,066          2,303          2,146
   Ground rent ...........................................        490           480            993            953
   Insurance and other....................................        239           323            467            533
                                                          -----------    ----------    -----------    -----------
                                                               12,990        12,369         26,802         24,882
                                                          -----------    ----------    -----------    -----------

INCOME BEFORE EQUITY IN INCOME OF
   SANTA CLARA PARTNERSHIP................................      4,662         4,881         10,739          9,854

EQUITY IN INCOME OF
   SANTA CLARA PARTNERSHIP................................        684           223          1,112            570
                                                          -----------    ----------    -----------    -----------

NET INCOME................................................$     5,346    $    5,104    $    11,851    $    10,424
                                                          ===========    ==========    ===========    ===========

ALLOCATION OF NET INCOME
   General Partner........................................$        53    $       51    $       119    $       104
   Limited Partners.......................................      5,293         5,053         11,732         10,320
                                                          -----------    ----------    -----------    -----------

      ....................................................$     5,346    $    5,104    $    11,851    $    10,424
                                                          ===========    ==========    ===========    ===========

NET INCOME PER LIMITED PARTNER
   UNIT (745 Units).......................................$     7,105    $    6,783    $    15,748    $    13,852
                                                          ===========    ==========    ===========    ===========




















                                   See Notes To Condensed Financial Statements.

                               Marriott Hotel Properties II Limited Partnership
                                           Condensed Balance Sheet
                                                (in thousands)




                                                                                    June 20,         December 31,
                                                                                      1997               1996
                                                                                   (unaudited)

                                                      ASSETS
    Property and equipment, net...................................................$     195,548    $       198,826
    Due from Marriott International, Inc..........................................        8,380              7,447
    Deferred financing and organization costs, net................................        5,826              5,932
    Other assets..................................................................       12,241             10,348
    Restricted cash reserves......................................................       14,954             12,815
    Cash and cash equivalents.....................................................       18,104             16,372
                                                                                  -------------    ---------------

          ........................................................................$     255,053    $       251,740
                                                                                  =============    ===============


                                         LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
    Mortgage debt.................................................................$     222,500    $       222,500
    Investment in Santa Clara Partnership.........................................        8,230              8,360
    Due to Marriott International, Inc.  .........................................        3,666              2,882
    Accounts payable and accrued expenses.........................................        2,073              1,390
                                                                                  -------------    ---------------

       Total Liabilities..........................................................      236,469            235,132
                                                                                  -------------    ---------------

PARTNERS' CAPITAL
    General Partner...............................................................          331                311
    Limited Partners..............................................................       18,253             16,297
                                                                                  -------------    ---------------

       Total Partners' Capital....................................................       18,584             16,608
                                                                                  -------------    ---------------

          ........................................................................$     255,053    $       251,740
                                                                                  =============    ===============











                                   See Notes To Condensed Financial Statements.

                               Marriott Hotel Properties II Limited Partnership
                                         Condensed Statement of Cash Flows
                                                    (Unaudited)
                                                  (in thousands)




                                                                                      Twenty-Four Weeks Ended
                                                                                    June 20,           June 14,
                                                                                      1997               1996
                                                                                 -------------       --------
OPERATING ACTIVITIES
   Net income ...................................................................$      11,851       $      10,424
   Noncash items.................................................................        5,087               5,532
   Change in operating accounts..................................................          546                (385)
                                                                                 -------------       -------------

         Cash provided by operations.............................................       17,484              15,571
                                                                                 -------------       -------------

INVESTING ACTIVITIES
   Additions to property and equipment, net......................................       (2,764)             (4,152)
   Additions to restricted cash reserves.........................................       (2,139)            (17,326)
   Change in property improvement fund...........................................       (1,922)                694
   Distributions from Santa Clara Partnership....................................          982                 970
                                                                                 -------------       -------------

         Cash used in investing activities.......................................       (5,843)            (19,814)
                                                                                 -------------       -------------

FINANCING ACTIVITIES
   Distributions.................................................................       (9,875)             (3,473)
   Payment of financing costs....................................................          (34)               (346)
   Repayment of mortgage debt....................................................           --              (9,193)
                                                                                 -------------       -------------

         Cash used in financing activities.......................................       (9,909)            (13,012)
                                                                                 -------------       -------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.................................        1,732             (17,255)

CASH AND CASH EQUIVALENTS at beginning of period.................................       16,372              21,601
                                                                                 -------------       -------------

CASH AND CASH EQUIVALENTS at end of period.......................................$      18,104       $       4,346
                                                                                 =============       =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for mortgage interest...............................................$       9,246       $       7,089
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

         In the opinion of the Partnership, the accompanying unaudited condensed financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of June 20, 1997, and the results of operations for the twelve weeks and twenty-four weeks ended June 20, 1997 and June 14, 1996 and cash flows for the twenty-four weeks ended June 20, 1997 and June 14, 1996. Interim results are not necessarily indicative of fiscal year performance because of seasonal and short-term variations.

2. The Partnership owns the New Orleans, San Antonio Rivercenter and San Ramon Marriott Hotels (the "Hotels"). In addition, the Partnership owns a 50% limited partnership interest in the Santa Clara Marriott Hotel Limited Partnership (the "Santa Clara Partnership") which owns the Santa Clara Marriott Hotel (the "Santa Clara Hotel"). On June 13, 1996, MHPII Acquisition Corp. (the "Company"), a wholly-owned subsidiary of Host Marriott Corporation ("Host Marriott"), completed a tender offer for the limited partnership units in the Partnership. The Company purchased 377 units for an aggregate consideration of $56,550,000 or $150,000 per unit. Subsequent to the tender offer, the Company purchased an additional ten units in the Partnership. As a result of these transactions, the Company became the majority limited partner in the Partnership, owning 387 units or approximately 52% of the total units outstanding. The sole general partner of the Partnership and the Santa Clara Partnership, with a 1% interest in each, is Marriott MHP Two Corporation (the "General Partner"), a wholly-owned subsidiary of Host Marriott. The remaining 49% interest in the Santa Clara Partnership is owned by HMH Properties, Inc., a wholly-owned subsidiary of Host Marriott. The Partnership's income from the Santa Clara Partnership is reported as Equity in Income of the Santa Clara Partnership. In arriving at Equity in Income from the Santa Clara Partnership, the Partnership is allocated 100% of the interest expense related to the debt incurred to purchase the Santa Clara Partnership interest. Summarized financial information for the Santa Clara Partnership is presented in Note 5.

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

         Partnership revenues generated by the Hotels for the twelve and twenty-four weeks ended June 20, 1997 and June 14, 1996 consist of (in thousands):

                                                        Twelve Weeks Ended             Twenty-Four Weeks Ended
                                                    June 20,         June 14,          June 20,         June 14,
                                                      1997             1996              1997             1996
                                                  ------------    -------------     -------------    -------------
      HOTEL REVENUES
        Rooms.....................................$     24,479    $      24,321     $      50,384    $      47,836
        Food and beverage.........................      10,469            9,391            22,072           19,786
        Other.....................................       2,159            1,817             4,320            3,909
                                                  ------------    -------------     -------------    -------------
          ........................................      37,107           35,529            76,776           71,531
                                                  ------------    -------------     -------------    -------------
      HOTEL EXPENSES
        Departmental direct costs
          Rooms...................................       4,656            4,351             9,151            8,656
          Food and beverage.......................       7,235            6,701            14,952           13,752
        Other hotel operating expenses                   8,170            7,709            16,089           15,311
                                                 -------------     -------------    -------------    -------------
          ........................................      20,061           18,761            40,192           37,719
                                                  ------------    -------------     -------------    -------------

      REVENUES....................................$     17,046    $      16,768     $      36,584    $      33,812
                                                  ============    =============     =============    =============

5. Summarized financial information for the Santa Clara Partnership for the twelve and twenty-four weeks ended June 20, 1997 and June 14, 1996 (in thousands):

                                                        Twelve Weeks Ended            Twenty-Four Weeks Ended
                                                    June 20,         June 14,          June 20,         June 14,
                                                      1997             1996              1997             1996
                                                  ------------    -------------     -------------    -------------

      Condensed Statement of Operations
      REVENUES....................................$      5,260    $       4,112     $      10,247    $       8,231
                                                  ------------    -------------     -------------    -------------

      OPERATING COSTS AND EXPENSES
        Interest expense..........................         835              752             1,699            1,395
        Depreciation and amortization.............         464              636             1,134            1,259
        Incentive management fee..................         826              631             1,610            1,259
        Base management fee.......................         342              286               668              569
        Property taxes............................         122              116               244              231
        Ground rent, insurance and other..........          47               71               128              141
                                                  ------------    -------------     -------------     ------------
          ........................................       2,636            2,492             5,483            4,854
                                                  ------------    -------------     -------------    -------------

      NET INCOME..................................$      2,624    $       1,620     $       4,764    $       3,377
                                                  ============    =============     =============    =============

                                                                                  June 20,           December 31,
                                                                                    1997                 1996
      Condensed Balance Sheet
      Property and equipment, net.............................................$        29,803       $       30,144
      Due from Marriott International, Inc....................................          2,559                2,170
      Other assets............................................................          1,990                1,230
      Cash and cash equivalents...............................................          1,855                1,933
                                                                              ---------------       --------------
        Total Assets..........................................................$        36,207       $       35,477
                                                                              ===============       ==============

      Mortgage debt...........................................................$        43,500       $       43,500
      Due to Marriott International, Inc......................................            827                  749
      Accounts payable and accrued expenses                                               379                  522
      Partners' deficit.......................................................         (8,499)              (9,294)
                                                                              ---------------       --------------
        Total Liabilities and Partners' Deficit...............................$        36,207       $       35,477
                                                                              ===============       ==============

6. Pursuant to the terms of the Mortgage Debt, the Partnership is required to establish with the lender a separate escrow account for payments of insurance premiums and real estate taxes (the "Tax and Insurance Escrow Reserves") for each mortgaged property if the credit rating of Marriott International Inc. ("MII") is downgraded by Standard and Poors Rating Services. The Manager is a wholly owned subsidiary of MII. On April 1, 1997, MII's credit rating was downgraded and the Partnership subsequently transferred $1.8 million into the Tax and Insurance Escrow Reserves from the Manager's existing tax and insurance reserve account. In addition, the Mortgage Debt requires the Partnership to fund an additional month's debt service of $2,262,000 into the debt service reserve account over a six-month period as a result of this downgrade. During the twelve weeks ended June 20, 1997, $177,000 was funded out of Partnership cash from operations into this reserve. The additional month's debt service will be fully funded by November 1997. The tax and insurance escrow reserves and the debt service reserve are shown as restricted cash and the resulting tax and insurance liability is included with accounts payable and accrued expenses in the accompanying balance sheet.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS


FORWARD-LOOKING STATEMENTS

Certain matters discussed herein are forward-looking statements within the meaning of the Private Litigation Reform Act of 1995 and as such may involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Partnership to be different from any future results, performance, or achievements expressed or implied by such forward- looking statements. Although the Partnership believes the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be attained. These risks are detailed from time to time in the Partnership's filings with the Securities and Exchange Commission. The Partnership undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to relect any future events or circumstances.

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

Principal Sources and Uses of Cash

For the twenty-four weeks ended June 20, 1997 and June 14, 1996, cash provided by operations was $17.5 million and $15.6 million, respectively. This increase is primarily due to the increase in revenues discussed below.

Year-to-date, $5.8 million was used in investing activities compared with $19.8 million for the same period in 1996. This decrease is primarily due to the establishment of reserves in the second quarter of 1996 in conjunction with the refinancing of the Mortgage Debt. Pursuant to the Partnership's loan agreement, an additional reserve was established for real estate taxes and insurance premiums during the second quarter of 1997. An additional month's debt service of approximately $1.9 million is also required to be funded into the reserves by November 1997. These additional reserves resulted from the downgrade of MII's credit rating as discussed in Note 6.

Financing activities utilized $9.9 million and $13.0 million in 1997 and 1996, respectively. The decrease in cash used for financing activities is primarily a result of the principal paydown of the Mortgage Debt during 1996 partially offset by an increase in cash distributions in 1997. The increase in cash distributions was primarily due to a one time distribution of $4,873 per limited partner unit, approximately $3.6 million representing the excess of the cash reserves after payment of all transaction costs related to the Mortgage Debt refinancing.

The General Partner believes that cash from Hotel operations and the reserves established in conjunction with the refinancing will continue to meet the short and long-term operational and capital needs of the Partnership. The General Partner will make its interim cash distribution from 1997 operations by August 29, 1997. The General Partner expects distributions to be higher than prior year levels as the Partnership no longer has the significant reserve
requirements.   Prospectively,  the  Partnership  expects  to  increase
distribution frequency from its historic bi-annual distributions.

Capital Expenditures

The General Partner believes the property improvement fund, as adjusted in the case of the New Orleans Marriott Hotel, will be adequate for the future capital repairs and replacement needs of the Hotels. As previously reported, a 2% increase in the contribution percentage for the New Orleans Marriott Hotel will be made in 1997 and 1998 to allow for adequate funding of the combined softgoods and casegoods refurbishment of all rooms scheduled for 1998. This project is expected to cost approximately $13.0 million.

Mortgage Debt

The Partnership's mortgage debt was refinanced on September 23, 1996 and consists of a $222.5 million nonrecourse mortgage loan (the "Mortgage Debt") which accrues interest at a fixed rate of 8.22%. For the twelve and twenty-four weeks ended June 14, 1996, the Partnership's weighted average interest rate was 7.2% and 7.5%, respectively. Payments of interest only are required during the first loan year (October 1996 through September 1997) and then principal amortization based on a 20-year amortization schedule begins with the second loan year. This principal amortization is expected to improve the financial condition of the Partnership by reducing the Partnership's long-term indebtedness. The General Partner expects cash flows from the Partnership Hotels and the Santa Clara Hotel will be more than sufficient to provide for the Partnership's debt service.

RESULTS OF OPERATIONS

Total partnership revenues increased 2% and 8% for the twelve and twenty-four week periods ended June 20, 1997, respectively, when compared to 1996 results. The slight increase in revenues for the twelve weeks ended June 20, 1997 is primarily due to increases in revenues at the San Antonio and Santa Clara Hotels partially offset by a decrease in revenues at the New Orleans Hotel. The increase in revenues for the twenty-four week period is primarily due to significant increases in revenues at the New Orleans and Santa Clara Hotels. REVPAR, or revenues per available room, increased 3% for the quarter when compared to the same period in 1996. This increase is due to a 7% increase in combined average room rate to approximately $134 partially offset by a 3.1 percentage point decrease in combined average occupancy to 83%. On a year-to-date basis, REVPAR increased 8% as combined average room rate increased 8% to approximately $137 while combined average occupancy remained stable at 83%.

The Santa Clara Marriott Hotel reported a 28%, or $1,171,000, increase in revenues for the twelve weeks ended June 20, 1997 when compared to the same period in 1996 primarily due to a 24%, or $1,181,000, increase in room revenues combined with a 38%, or $247,000, increase in food and beverage revenues. Food and beverage revenues increased due to an increase in banquet and lounge sales. Room revenues increased due to a 22% increase in REVPAR. The increase in REVPAR is due to a 24% increase in average room rate to approximately $144 partially offset by a 1.3 percentage point decrease in average occupancy to 86%. For the twenty-four week period ended June 20, 1997, revenues increased 25%, or $2,078,000, when compared to 1996 results primarily due to a 27% increase in room revenues. The increase in room revenues is attributable to a 24% increase in REVPAR. REVPAR increased due to a 24% increase in average room rate to approximately $144 with average occupancy remaining stable at 84%. The increase in average room rate, both for the twelve and twenty-four week periods, is due to Hotel's management success in driving room rates in the transient and group business segment. The transient business segment has experienced a higher level of demand which has enabled management to increase room rates. For the twenty-four weeks ended June 20, 1997, transient roomnights have increased by approximately 8,000 roomnights, an 11% increase when compared to the prior year. Room rates in the group business segment have increased as a result of Hotel management strictly limiting rate discounting. The outlook for the remainder of 1997 continues to remain positive as demand for rooms remains high.

Revenues at the Marriott Rivercenter in San Antonio increased 11%, or $815,000, for the twelve weeks ended June 20, 1997 when compared to the same period in 1996 primarily due to a 42%, or $619,000, increase in food and beverage revenues. In addition, REVPAR for the twelve weeks increased 4% due to a 4% increase in average room rate to approximately $144 coupled with a stable average occupancy of 87%. For the twenty-four weeks ended June 20, 1997, revenues increased 7%, or $1,119,000, primarily due to an increase in both room and food and beverage revenues. Room revenues increased 4%, or $687,000, due to a 5% increase in REVPAR. This increase in REVPAR was caused by a 3% increase in average room rate to approximately $144 coupled with a 1.7 percentage point increase in average occupancy to 87%. Average rate is up due to a 12% increase in the transient average rate. Hotel management was able to increase this rate as demand was strong in the group business segment which allowed the Hotel to hold out for premium rates in the transient business segment. Group room nights have increased approximately 8,400 nights, an 8% increase over the prior year. Food and beverage revenues increased 20%, or $679,000. For the twelve and twenty-four week periods, the increase in food and beverage revenues is primarily due to increases in banquet sales of 24% and 14%, respectively, which resulted from a shift in customer mix to catering corporate business. The remainder of 1997 is expected to continue to be strong as Hotel management will continue to focus on driving rate in response to strong local demand.

The San Ramon Marriott reported a 5%, or $71,000, increase in revenues for the twelve weeks ended June 20, 1997 when compared to the same period in 1996. This increase is due to a 16%, or $303,000, increase in room revenues partially offset by a 23%, or $82,000, decrease in food and beverage revenues. Room revenues increased primarily due to a 15% increase in REVPAR as average room rate increased 12% to approximately $109 coupled with a 2.3 percentage point increase in average occupancy to 88%. For the twenty-four week period, revenues increased 5%, or $146,000, primarily due to a 12%, or $444,000, increase in room revenues offset by a 16%, or $120,000, decrease in food and beverage revenues. Room revenues increased as a result of a 12% increase in REVPAR. REVPAR increased due to a 12% increase in the average room rate to approximately $108. Average occupancy remained stable at approximately 84%. The increase in average room rate was achieved primarily as a result of increases in corporate and transient rates. For the twelve and twenty-four week periods ended June 20, 1997, the decrease in food and beverage revenues was attributable to an overall increase in the minimum wage that affected all food and beverage areas. Hotel managment expects room demand to remain strong through the end of 1997.

Revenues at the New Orleans Marriott Hotel decreased 8%, or $609,000, for the twelve weeks ended June 20, 1997 primarily due to a 6% decrease in room revenues. Room revenues decreased primarily due to a 5% decrease in REVPAR as average occupancy declined 7.3 percentage points to 78% partially offset by a 4% increase in average room rate to approximately $129. The decline in average occupancy is due to a city-wide decrease in convention business. For the quarter, group roomnights decreased by approximately 5,800 roomnights, a 9% decline when compared to the same period in 1996. For the twenty-four week period, revenues at the Hotel increased $1,643,000 or 11%. The increase is primarily due to a 5%, or $921,000, increase in room revenues combined with a 27%, or $529,000, increase in food and beverage revenues. Room revenues increased due to a 5% increase in REVPAR. The increase in REVPAR is due to a 6% increase in average room rate to approximately $137 slightly offset by a 1.0 percentage point decrease in the average occupancy to 79%. Average room rate increased as Hotel management was able to maximize room rates during the strong occupancy periods that occured at the Hotel as a result of Superbowl XXXI taking place in New Orleans this year. In addition, food and beverage revenues increased as a result of this event. As previously reported, 1997 operating results will be challenged due to fewer city-wide conventions, however, Hotel management is optimistic about achieving strong operating results through strategic rate structuring.

Interest Expense. Interest expense increased for the twelve and twenty-four week periods ended June 20, 1997 when compared to the same period in 1996 due to an increase in the interest rate on the Partnership's Mortgage Debt as a result of the refinancing.

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

On April 23, 1996, MacKenzie Patterson Special Fund 2, L.P. ("MacKenzie Patterson"), a limited partner of the Partnership, filed a purported class-action lawsuit in the Circuit Court for Montgomery County, Maryland, against the Partnership, as a nominal defendant, MHPII Acquisition Corp. ("MHPII Acquisition"), a wholly-owned subsidiary of Host Marriott, Host Marriott, the General Partner and the directors of the General Partner, alleging, among other things, that the defendants had violated their fiduciary duties in connection with MHPII Acquisition's tender offer. The complaint sought certification as a class-action, to enjoin the tender offer and its associated consent solicitation, and damages. Subsequently, MacKenzie Patterson dismissed the Montgomery County action and refiled in Delaware State Chancery Court. In separate lawsuits, filed on April 24, 1996, in Delaware State Chancery Court and on May 10, 1996, in the Circuit Court for Palm Beach County, Florida, two other limited partners of the Partnership sought similar relief. The Chancery Court consolidated the two Delaware lawsuits and on June 12, 1996, entered an order denying the Delaware plaintiffs' motion to enjoin the tender offer and consent solicitation. The defendants have moved to dismiss this consolidated action and to stay discovery. The Chancery Court heard oral arguments on the motion to dismiss on April 23, 1997, but has not yet rendered a decision. The defendants removed the Florida action to federal court in Florida and filed motions to dismiss, or in the alternative, to stay the action pending resolution of the Delaware action. The District Court denied these motions, but required the plaintiffs to file a second amended complaint. Subsequently, the plaintiffs filed a third amended complaint. The defendants believe that this latest complaint is equally without merit and intend to continue vigorously defending this action. As previously stated, the Partnership is named only as a nominal defendant in this lawsuit. Accordingly, final resolution of this matter will not have any adverse effect on the business, financial condition or results of operations of the Partnership.


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


                          MARRIOTT HOTEL PROPERTIES II
                          LIMITED PARTNERSHIP

                          By:      MARRIOTT MHP TWO CORPORATION
                                   General Partner

Date:                     By:
                                   ---------------------------------------------
                                   Patricia K. Brady
                                   Vice President and Chief Accounting Officer

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


                          MARRIOTT HOTEL PROPERTIES II
                          LIMITED PARTNERSHIP

                          By:      MARRIOTT MHP TWO CORPORATION
                                   General Partner



Date: August 4, 1997      By:      /s/Patricia K. Brady
                                   -----------------------------
                                   Patricia K. Brady
                                   Vice President and Chief Accounting Officer