Form 10-Q
period 1997-09-12
MARRIOTT HOTEL PROPERTIES II LIMITED PARTNERSHIP
filed 1997-10-24
CIK 845240

Securities and Exchange Commission

                             Washington, D.C. 20549

                                    Form 10-Q

               X Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                    For the Quarter ended September 12, 1997

                                       OR

                Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                           Commission File No. 0-28222


                MARRIOTT HOTEL PROPERTIES II LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)

Delaware                                                          52-1604506
-----------------------                     -----------------------------------
(State of Organization)                     (I.R.S. Employer Identification No.)


10400 Fernwood Road, Bethesda, MD                                     20817-1109
---------------------------------------     ------------------------------------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code: (301) 380-2070

Securities registered pursuant to Section 12(b) of the Act: Not Applicable

Securities registered pursuant to Section 12(g) of the Act:

Units of Limited Partnership Interest
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No




                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION

                                                                                                          PAGE NO.

Item 1.         Financial Statements (Unaudited)

                Condensed Statement of Operations
                  Twelve Weeks and Thirty-Six Weeks Ended
                    September 12, 1997 and September 6, 1996................................................1

                Condensed Balance Sheet
                  September 12, 1997 and December 31, 1996..................................................2

                Condensed Statement of Cash Flows
                  Thirty-Six Weeks Ended September 12, 1997 and September 6, 1996...........................3

                Notes to Condensed Financial Statements.....................................................4

Item 2.         Management's Discussion and Analysis of Financial
                  Condition and Results of Operations ......................................................7



                           PART II - OTHER INFORMATION


Item 1.         Legal Proceedings..........................................................................11

Item 6.         Exhibits and Reports on Form 8-K...........................................................11


                          PART 1. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                Marriott Hotel Properties II Limited Partnership
                        Condensed Statement of Operations
                                   (Unaudited)
                     (in thousands, except per Unit amounts)


                                                         Twelve Weeks Ended             Thirty-Six Weeks Ended
                                                    September 12,   September 6,     September 12,   September 6,
                                                        1997            1996             1997             1996
                                                   --------------  -------------    --------------   ---------

REVENUES
    Hotel..........................................$       11,113  $      11,793    $       47,697   $      45,605
    Interest income................................           625            531             1,582           1,455
                                                           -------         -------          -------         -------
                                                           11,738          12,324           49,279           47,060
                                                           -------         -------          -------         -------

OPERATING COSTS AND EXPENSES
    Interest expense...............................         4,338          3,831            13,165          11,542
    Depreciation and amortization..................         2,919          3,140             8,961           9,051
    Incentive management fees......................         1,427          1,611             6,837           6,678
    Property taxes.................................         1,363          1,264             4,123           3,825
    Base management fees...........................           888            890             3,191           3,036
    Ground rent ...................................           466            417             1,459           1,370
    Insurance and other............................           243            304               710             837
                                                           -------         -------          -------         -------
                                                           11,644          11,457           38,446           36,339
                                                           -------         -------          -------         -------

INCOME BEFORE EQUITY IN INCOME OF
    SANTA CLARA PARTNERSHIP........................            94            867            10,833          10,721

EQUITY IN INCOME (LOSS) OF
    SANTA CLARA PARTNERSHIP........................           238            (22)            1,350             548
                                                           -------         -------          -------          -------

NET INCOME.........................................$          332  $         845    $       12,183   $       11,269
                                                           ========        =======          =======          =======

ALLOCATION OF NET INCOME
    General Partner................................$            3  $           8    $          122   $         113
    Limited Partners...............................           329            837            12,061          11,156
                                                           -------         -------          -------         -------

                                                   $          332  $         845    $       12,183   $      11,269
                                                           =======         =======          =======         =======

NET INCOME PER LIMITED PARTNER
    UNIT (745 Units)...............................$         442   $       1,123    $       16,189   $      14,974
                                                            =======       ========          =========       =======

                         See Notes To Condensed Financial Statements.
                                        1

                Marriott Hotel Properties II Limited Partnership
                             Condensed Balance Sheet
                                 (in thousands)

                                                                                  September 12,      December 31,
                                                                                       1997               1996
                                                                                    (unaudited)

                                     ASSETS

    Property and equipment, net.................................................       $ 193,275         $ 198,826
    Due from Marriott Hotel Services, Inc........................................          7,647             7,447
    Deferred financing and organization costs, net...............................          5,756             5,932
    Other assets.................................................................         13,240            10,348
    Restricted cash reserves.....................................................         17,345            12,815
    Cash and cash equivalents....................................................         10,297            16,372
                                                                                 ---------------    --------------

                                                                                 $       247,560    $      251,740

                                                                                 ===============    ==============



                        LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
    Mortgage debt................................................................$       222,500    $      222,500
    Investment in Santa Clara Partnership........................................          8,821             8,360
    Due to Marriott Hotel Services, Inc..........................................          3,541             2,882
    Accounts payable and accrued expenses........................................          2,587             1,390
                                                                                 ---------------    --------------

       Total Liabilities.........................................................        237,449           235,132
                                                                                 ---------------    --------------

PARTNERS' CAPITAL
    General Partner..............................................................            246               311
    Limited Partners.............................................................          9,865            16,297
                                                                                 ---------------    --------------

       Total Partners' Capital...................................................         10,111            16,608
                                                                                 ---------------    --------------

                                                                                 $       247,560    $      251,740
                                                                                 ===============    ==============

                  See Notes To Condensed Financial Statements.
                                        2

                Marriott Hotel Properties II Limited Partnership
                        Condensed Statement of Cash Flows
                                   (Unaudited)
                                 (in thousands)

                                                                                       Thirty-Six Weeks Ended
                                                                                  September 12,      September 6,
                                                                                      1997               1996
                                                                                 --------------      --------


OPERATING ACTIVITIES
   Net income....................................................................$      12,183       $      11,269
   Noncash items.................................................................        7,863               8,764
   Change in operating accounts..................................................         (591)                115
                                                                                 -------------       -------------

      Cash provided by operations................................................       19,455              20,148
                                                                                 -------------       -------------

INVESTING ACTIVITIES
   Additions to restricted cash reserves.........................................       (2,296)            (20,415)
   Additions to property and equipment, net......................................       (3,410)             (5,413)
   Change in property improvement fund...........................................       (2,921)                500
   Distributions from Santa Clara Partnership....................................        1,811                 640
                                                                                 -------------       -------------

      Cash used in investing activities..........................................       (6,816)            (24,688)
                                                                                 -------------       -------------

FINANCING ACTIVITIES
   Distributions.................................................................      (18,680)             (3,473)
   Payment of financing costs....................................................          (34)             (1,471)
   Repayment of mortgage debt....................................................           --              (9,193)
                                                                                 -------------       -------------

      Cash used in financing activities..........................................      (18,714)            (14,137)
                                                                                 -------------       -------------

DECREASE IN CASH AND CASH EQUIVALENTS............................................       (6,075)            (18,677)

CASH AND CASH EQUIVALENTS at beginning of period.................................       16,372              21,601
                                                                                 -------------       -------------

CASH AND CASH EQUIVALENTS at end of period.......................................$      10,297       $       2,924
                                                                                 =============       =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid for mortgage interest...............................................$      13,920       $      11,207
                                                                                 =============       =============

                  See Notes To Condensed Financial Statements.
                                        3

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

      In the opinion of the Partnership, the accompanying condensed unaudited financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of September 12, 1997, and the results of operations for the twelve weeks and thirty-six weeks ended September 12, 1997 and September 6, 1996 and cash flows for the thirty-six weeks ended September 12, 1997 and September 6, 1996. Interim results are not necessarily indicative of fiscal year performance because of seasonal and short-term variations.

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

3. For financial reporting purposes, net income of the Partnership is allocated 99% to the Limited Partners and 1% to the General Partner. Significant differences exist between the net income for financial reporting purposes and net income reported for Federal income tax purposes. These differences are due primarily to the use, for income tax purposes, of accelerated depreciation methods and shorter depreciable lives of the assets and differences in the timing of recognition of incentive management fee expense.

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

      Partnership revenues generated by the Hotels for the twelve and thirty-six weeks ended September 12, 1997 and September 6, 1996 consist of (in thousands):


                                                        Twelve Weeks Ended              Thirty-Six Weeks Ended
                                                    September 12,   September 6,     September 12,   September 6,
                                                        1997            1996             1997            1996
                                                   -------------   -------------    --------------   --------

      HOTEL REVENUES
         Rooms.....................................$      19,634   $      19,801    $       70,018   $      67,637
         Food and beverage.........................        8,220           8,049            30,292          27,835
         Other.....................................        1,739           1,827             6,059           5,736
                                                       ---------        ---------       -----------       ----------
                                                          29,593          29,677           106,369          101,208
                                                       ---------        ---------       -----------       ----------
      HOTEL EXPENSES
         Departmental direct costs
           Rooms...................................        4,367           4,242            13,518          12,899
           Food and beverage.......................        6,455           6,318            21,407          20,070
         Other hotel operating expenses............        7,658           7,324            23,747          22,634
                                                       ----------     -------------    --------------   -------------
                                                          18,480          17,884            58,672          55,603
                                                        ---------       ---------         ----------      ---------

      REVENUES....................................$        11,113      $  11,793       $    47,697       $  45,605
                                                       ===========      ==========        ===========     ==========

5. Summarized financial information for the Santa Clara Partnership for the twelve and thirty-six weeks ended September 12, 1997 and September 6, 1996 (in thousands):

                                                        Twelve Weeks Ended              Thirty-Six Weeks Ended
                                                    September 12,   September 6,     September 12,   September 6,
                                                        1997            1996             1997             1996
                                                   --------------  -------------    --------------   ---------

      Condensed Statement of Operations

      REVENUES.....................................$       4,703   $       3,541    $       14,950   $      11,772

      OPERATING COSTS AND EXPENSES
         Interest expense..........................          834             781             2,533           2,177
         Depreciation and amortization.............          888             638             2,022           1,896
         Incentive management fees.................          730             529             2,340           1,788
         Base management fees......................          318             266               986             835
         Property taxes............................          125             113               369             344
         Ground rent, insurance and other..........           79              56               207             197
                                                     -----------     -----------      --------------      -------------
                                                           2,974           2,383             8,457           7,237
                                                          ------        --------          ---------         --------

      NET INCOME...................................$       1,729   $       1,158    $        6,493   $       4,535
                                                   =============   =============    ==============   =============

                                                                                September 12,      December 31,
                                                                                     1997                1996
      Condensed Balance Sheet

      Property and equipment, net...............................................$       29,626      $       30,144
      Due from Marriott International, Inc......................................         2,541               2,170
      Other assets..............................................................         1,879               1,230
      Cash and cash equivalents.................................................         1,586               1,933
                                                                                --------------      --------------
        Total Assets............................................................$       35,632      $       35,477
                                                                                ==============      ==============

      Mortgage debt.............................................................$       43,500      $       43,500
      Due to Marriott International, Inc........................................         1,089                 749
      Accounts payable and accrued expenses.....................................           307                 522
      Partners' deficit.........................................................        (9,264)             (9,294)
                                                                                --------------      --------------
        Total Liabilities and Partners' Deficit.................................$       35,632      $       35,477

6. Pursuant to the terms of the Mortgage Debt, the Partnership is required to establish with the lender a separate escrow account for payments of insurance premiums and real estate taxes (the "Tax and Insurance Escrow Reserves") for each mortgaged property if the credit rating of Marriott International Inc. ("MII") is downgraded by Standard and Poors Rating Services. The Manager is a wholly owned subsidiary of MII. On April 1, 1997, MII's credit rating was downgraded and the Partnership subsequently transferred $1.3 million into the Tax and Insurance Escrow Reserves from the Manager's existing tax and insurance reserve account and $460,000 from Partnership cash from operations. In addition, the Mortgage Debt requires the Partnership to fund an additional month's debt service of $2,262,000 into the debt service reserve account over a six-month period as a result of this downgrade. As of September 12, 1997, $1.5 million has been funded out of Partnership cash from operations into this reserve. The additional month's debt service will be fully funded by November 1997. The tax and insurance escrow reserves and the debt service reserve are shown as restricted cash and the resulting tax and insurance liability is included with accounts payable and accrued expenses in the accompanying balance sheet.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS


FORWARD-LOOKING STATEMENTS

Certain matters discussed herein are forward-looking statements within the meaning of the Private Litigation Reform Act of 1995 and as such may involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Partnership to be different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Although the Partnership believes the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be attained. These risks are detailed from time to time in the Partnership's filings with the Securities and Exchange Commission. The Partnership undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

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

Principal Sources and Uses of Cash

The Partnership reported an overall decrease in cash and cash equivalents of $6.0 million during the thirty-six weeks ended September 12, 1997. This decrease is primarily due to the increase in distributions as discussed below.

For the thirty-six weeks ended September 12, 1997 and September 6, 1996, cash provided by operations was $19.5 million and $20.1 million, respectively. This $693,000 decrease resulted from the increase in Hotel revenues partially offset by the increase in interest expense.

Year-to-date, $6.8 million was used in investing activities compared with $24.7 million for the same period in 1996. This decrease is primarily due to the establishment of reserves in 1996 in conjunction with the refinancing of the Mortgage Debt. Pursuant to the Partnership's loan agreement, an additional reserve was established for real estate taxes and insurance premiums during 1997. An additional month's debt service of $2.3 million is also required to be funded into the reserves by November 1997. As of September 12, 1997, $760,000 remains to be funded. These additional reserves resulted from the downgrade of MII's credit rating as discussed in Note 6 to the condensed financial statements.

Financing activities utilized $18.7 million and $14.1 million in 1997 and 1996, respectively. This increase is primarily a result of an increase in cash distributions in 1997 offset by a principal paydown of Mortgage Debt during 1996. The increase in cash distributions is due to the timing of the distributions as well as a one time distribution of $4,873 per limited partner unit, approximately $3.6 million. This one time distribution represented the excess of the cash reserves after payment of all transaction costs related to the Mortgage Debt refinancing.

The General Partner believes that cash from Hotel operations will continue to meet the short and long-term operational needs of the Partnership. The General Partner will make an interim cash distribution from 1997 operations of $5,057 per limited partner unit on October 31, 1997. The General Partner expects full year 1997 distributions to be consistent with prior year levels.

Capital Expenditures

The General Partner believes the property improvement fund, as adjusted in the case of the New Orleans Marriott Hotel, and the reserves established in conjunction with the refinancing will be adequate for the future capital repairs and replacement needs of the Hotels. As previously reported, a two percentage point increase in the contribution percentage for the New Orleans Marriott Hotel will be made in 1997 and 1998 to allow for adequate funding of the combined softgoods and casegoods refurbishment of all rooms scheduled for 1998. This project is expected to cost approximately $13.0 million.

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

RESULTS OF OPERATIONS

Total Partnership revenues for the twelve weeks ended September 12, 1997 decreased 6% primarily due to a decrease in revenues at the New Orleans Hotel. REVPAR, or revenues per available room, increased 2% for the twelve week period when compared to the same period in 1996. This increase is due to a 6% increase in combined average room rate to approximately $115 partially offset by a 2.8 percentage point decrease in combined average occupancy to 80%. Total Partnership revenues increased 5% for the thirty-six weeks ended September 12, 1997 when compared to the same period in 1996. This increase in revenues is primarily due to significant increases in revenues at the Santa Clara, San Ramon, and San Antonio Hotels. REVPAR increased 6% for the thirty-six week period as a result of a 7% increase in combined average room rate to approximately $130 partially offset by a 1.0 percentage point decrease in combined average occupancy to 82%.

The Santa Clara Marriott Hotel reported a 33%, or $1,163,000 increase in revenues for the twelve weeks ended September 12, 1997 when compared to the same period in 1996 primarily due to a 27%, or $1,266,000 increase in room revenues. Room revenues increased due to a 23% increase in REVPAR as average room rate increased 25% to approximately $145 with a slight decrease in average occupancy to 83%. For the thirty-six week period ended September 12, 1997, revenues increased 28% or $3,241,000 primarily due to a 27% increase in room revenues which is primarily attributable to a 24% increase in REVPAR. REVPAR increased due to a 24% increase in the average room rate to approximately $144 while average occupancy remained stable at 84%. Both for the twelve and thirty-six week periods, the increase in the average room rate was driven by Hotel management's response to the continued demand in the transient business segment while room supply has remained constant in the Silicon Valley area. Transient roomnights have increased by approximately 11,000 roomnights for the thirty-six week period ended September 12, 1997 when compared to the same period in the prior year. These economic factors have enabled management to increase room rates in both the transient and group business segments. The outlook for the remainder of 1997 continues to remain positive as both transient and group demand in the Silicon Valley is expected to remain strong.

Revenues at the San Ramon Marriott increased 27%, or $361,000, for the twelve weeks ended September 12, 1997 when compared to the same period in 1996. This increase is primarily due to a 17%, or $340,000, increase in room revenues. Room revenues increased primarily due to a 15% increase in REVPAR as average room rate increased 18% to approximately $113 offset by a 2.4 percentage point decrease in average occupancy to approximately 86%. For the thirty-six weeks ended September 12, 1997, revenues increased 12%, or $507,000, primarily due to a 13%, or $784,000, increase in room revenues. Room revenues increased as a result of a 13% increase in REVPAR. REVPAR increased as the result of a 14% increase in the average room rate to approximately $110 partially offset by a
1.0 percentage point decrease in average occupancy to approximately 85%. The increase in the average room rate, both for the twelve and thirty-six week periods, was achieved as a result of Hotel management's ability to increase corporate and transient rates in response to room demand. As previously reported, the outlook for the remainder of the year remains positive as room demand is expected to remain strong.

The Marriott Rivercenter in San Antonio reported an increase in revenues of 8%, or $447,000, for the twelve weeks ended September 12, 1997 when compared to the same period in 1996. This increase in revenues is primarily due to a 5%, or $351,000, increase in room revenues combined with a 13%, or $112,000, increase in food and beverage revenues. Room revenues increased due to a 5% increase in REVPAR to approximately $106. The increase in REVPAR is due to a 4% increase in average room rate to approximately $120 partially offset by a 1.0 percentage point decrease in average occupancy to approximately 88%. For the thirty-six week period, revenues increased 7%, or $1,566,000, primarily due to a 4%, or $1,038,000, increase in room revenues combined with a 19%, or $791,000 increase in food and beverage revenues. The increase in room revenues was driven by a 5% increase in REVPAR. REVPAR increased due to a 3% increase in average room rate to approximately $136 combined with a 1.4 percentage point increase in average occupancy to approximately 88%. The average room rate, for both the twelve and thirty-six week periods, has increased due to increases in the transient average rate. As previously reported, Hotel management has been able to increase the transient rate as demand has remained strong in the group business segment allowing the Hotel to hold out for premium rates in the transient business segment. Year-to-date, group roomnights have increased approximately 15,000 roomnights, a 10% increase when compared to the same period in the prior year The increase in food and beverage revenues for the twelve and thirty-six week periods is primarily due to an increase in banquet sales as a result of a shift in customer mix to catering corporate business. The remainder of 1997 is expected to continue to be strong.

For the twelve weeks ended September 12, 1997, revenues at the New Orleans Marriott decreased 30%, or $1,487,000 when compared to the same period in 1996 primarily due to a 14%, or $981,000 decrease in room revenues combined with a 29%, or $177,000, decrease in food and beverage revenues. Room revenues decreased due to an 11% decrease in REVPAR as average room rate decreased 4% to approximately $100 coupled with a 6.1 percentage point decrease in average occupancy. Revenues for the thirty-six week period remained stable when compared to the prior year. On a year-to-date basis, average room rate increased 4% to approximately $126 while average occupancy decreased 2.7 percentage points causing REVPAR to remain flat. The decline in average occupancy is due to a city-wide decrease in convention business as well as an additional 2,000 hotel rooms added to the city's supply within the past two years. This has impacted Hotel management's ability to drive rate in the transient business segment. The average room rate, however, for the thirty-six week period has increased primarily due to Superbowl XXXI taking place in New Orleans at the beginning of this year. The strong occupancy that occurred as a result of this event enabled management to maximize room rates during this period. The remainder of 1997 continues to be a challenge with the additional supply of hotel rooms added to the market as well as fewer city-wide conventions. As a result, Hotel management is refocusing on driving in-house group business as opposed to city-wide business.

Interest Expense. Interest expense increased approximately 13% and 14% for the twelve and thirty-six week period ended September 12, 1997, respectively, when compared to the same period in 1996 due to an increase in the interest rate on the Partnership's Mortgage Debt as a result of the refinancing. The weighted average interest rate was 7.5% for both the twelve and thirty-six week period ended September 6, 1996.

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

On April 23, 1996, MacKenzie Patterson Special Fund 2, L.P. ("MacKenzie Patterson"), a limited partner of the Partnership, filed a class-action lawsuit in the Circuit Court for Montgomery County, Maryland, against the Partnership, as a nominal defendant, MHPII Acquisition Corp. ("MHPII Acquisition"), a wholly-owned subsidiary of Host Marriott, Host Marriott, the General Partner and the directors of the General Partner, alleging, among other things, that the defendants had violated their fiduciary duties in connection with MHPII Acquisition's tender offer. The complaint sought certification as a class-action, to enjoin the tender offer and its associated consent solicitation, and damages. Subsequently, MacKenzie Patterson dismissed the Montgomery County action and refiled in Delaware State Chancery Court. In separate lawsuits, filed on April 24, 1996, in Delaware State Chancery Court and on May 10, 1996, in the Circuit Court for Palm Beach County, Florida, two other limited partners of the Partnership sought similar relief. The Chancery Court consolidated the two Delaware lawsuits and on June 12, 1996, entered an order denying the Delaware plaintiffs' motion to enjoin the tender offer and consent solicitation. The defendants moved to dismiss this consolidated action and to stay discovery. While the defendant's motion to dismiss was pending, MacKenzie Patterson filed its own motion to dismiss the consolidated Delaware cases so that it could join in the Florida action. The Chancery Court entered an order granting MacKenzie Patterson's motion to dismiss on September 17, 1997. The defendants removed the Florida action to federal court and filed motions to dismiss, or in the alternative, to stay the action pending resolution of the Delaware action. Although the District Court denied these motions, it required the plaintiffs to file a second amended complaint. Subsequently, the plaintiffs filed yet a third amended complaint. The defendants believe that this latest complaint is equally without merit and intend to continue vigorously defending this action. As previously stated, the Partnership is named only as a nominal defendant in this lawsuit. Accordingly, final resolution of this matter will not have any adverse effect on the business, financial condition or results of operations of the Partnership.


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


                          MARRIOTT HOTEL PROPERTIES II
                          LIMITED PARTNERSHIP

                          By: MARRIOTT MHP TWO CORPORATION
                              General Partner


Date:  October 24, 1997
                              By:
                              -----------------------
                              Patricia K. Brady
                              Vice President and Chief Accounting Officer

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


                          MARRIOTT HOTEL PROPERTIES II
                          LIMITED PARTNERSHIP

                          By:      MARRIOTT MHP TWO CORPORATION
                                   General Partner


Date:October 24, 1997      By:      /s/Patricia K. Brady
                                    --------------------
                                    Patricia K. Brady
                                    Vice President and Chief Accounting Officer