Form 10-K
period 1997-12-31
MARRIOTT HOTEL PROPERTIES II LIMITED PARTNERSHIP
filed 1998-03-31
CIK 845240

Securities and Exchange Commission
                             Washington, D.C. 20549
                                    Form 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                   For the fiscal year ended December 31, 1997

                                       OR


                Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                         Commission File Number: 0-28222

                MARRIOTT HOTEL PROPERTIES II LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)

              Delaware                            52-1604506
-------------------------------------     ---------------------------------
   (State or other jurisdiction of              (I.R.S. Employer
    incorporation or organization)             Identification No.)

       10400 Fernwood Road
        Bethesda, Maryland                            20817
-------------------------------------     ---------------------------------
     (Address of principal                         (Zip Code)
       executive offices)

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days: Yes |X| No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ] (Not Applicable)

                       Documents Incorporated by Reference
                                      None

                                TABLE OF CONTENTS

                                                                        PAGE NO.

                                     PART I

Item 1.           Business.....................................................3

Item 2.           Properties..................................................10

Item 3.           Legal Proceedings...........................................14

Item 4.           Submissions of Matters to a Vote of Security Holders........15



                                     PART II

Item 5.           Market For The Partnership's Limited Partnership Units and
                  Related Security Holder Matters.............................15

Item 6.           Selected Financial Data.....................................17

Item 7.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations...................................17

Item 8.           Financial Statements and Supplementary Data.................22

Item 9.           Changes In and Disagreements With Accountants on Accounting
                  and Financial Disclosure....................................38


                                    PART III

Item 10.          Directors and Executive Officers............................38

Item 11.          Management Remuneration and Transactions....................39

Item 12.          Security Ownership of Certain Beneficial Owners and
                  Management..................................................39

Item 13.          Certain Relationships and Related Transactions..............39


                                     PART IV

Item 14.          Exhibits, Supplemental Financial Statement Schedules
                  and Reports on Form 8-K.....................................43

                                     PART I


ITEM 1.        BUSINESS

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

Description of the Partnership

Marriott Hotel Properties II Limited Partnership (the "Partnership"), a Delaware limited partnership, was formed in 1989 to acquire and own (i) the 1,290-room New Orleans Marriott Hotel and underlying land in New Orleans, Louisiana (the "New Orleans Hotel"); (ii) the 999-room Marriott Rivercenter Hotel in San Antonio, Texas (the "San Antonio Hotel"); (iii) the 368-room Bishop Ranch Marriott Hotel in San Ramon, California (the "San Ramon Hotel") (collectively, the "Hotels") and to acquire a 50% limited partnership interest in the Santa Clara Marriott Hotel Limited Partnership (the "Santa Clara Partnership"), a Delaware limited partnership, which owns the 754-room Santa Clara Marriott Hotel in Santa Clara, California (the "Santa Clara Hotel"). The remaining 50% interest in the Santa Clara Partnership is owned by Marriott MHP Two Corporation, the General Partner, with a 1% interest, and an affiliate of the General Partner, HMH Properties, Inc., a wholly-owned indirect subsidiary of Host Marriott Corporation ("Host Marriott"), with a 49% limited partner interest (collectively, the "Other Santa Clara Partners"). The sole general partner of the Partnership is Marriott MHP Two Corporation (the "General Partner"), a Delaware corporation and a wholly-owned indirect subsidiary of Host Marriott. The San Antonio Hotel, the San Ramon Hotel and the Santa Clara Hotel are located on sites that are leased from unrelated third parties. See Item 2, "Properties" below.

Host Marriott, when used herein in reference to a period or date prior to October 8, 1993, means Marriott Corporation as it existed prior to its division.

The Partnership is engaged solely in the business of owning hotels and, therefore, is engaged in one industry segment. The principal offices of the Partnership are located at 10400 Fernwood Road, Bethesda, Maryland 20817.

The Hotels and the Santa Clara Hotel are operated as part of the Marriott International, Inc. ("MII") full-service hotel system and are managed by Marriott Hotel Services, Inc. (the "Manager"), a wholly-owned subsidiary of MII, under long-term management agreements. The Hotels and the Santa Clara Hotel have the right to use the Marriott name pursuant to the Management Agreements and the Santa Clara Management Agreement and, if these management agreements are terminated, the Partnership and the Santa Clara Partnership will lose the right for all purposes. See Item 13, "Certain Relationships and Related Transactions."

The Hotels and the Santa Clara Hotel are among the premier properties in their markets and are geographically diverse which may balance the Partnership's exposure to local and regional economic risk. The Partnership also benefits from the four hotels' diversity of principal market segments served, with an overall balance between the group/convention, business traveler and leisure traveler segments. The Partnership has no plans to acquire any new properties or sell any of the existing properties. See "Competition" below and Item 2, "Properties."

Historically, the Partnership's financing needs have been funded through loan agreements with independent financial institutions. See "Debt Financing" below.

Organization of the Partnership

On March 20, 1989 (the "Partnership Closing Date"), 745 limited partner interests (the "Units"), representing a 99% interest in the Partnership, were sold in a private placement. The offering price per Unit was $100,000, payable in three annual installments through June 1, 1991 (the "Investor Notes"), or as an alternative, $89,247 in cash on the Partnership Closing Date as full payment of the subscription price. A total of 621 Units were purchased on an installment basis and 124 Units were paid in full. Half Units were offered on similar terms at proportionate prices, and consequently, there were 420 limited partners as of December 31, 1997. On the Closing Date, the Partnership executed purchase agreements (the "Purchase Agreements") with Host Marriott to acquire the Hotels and the 50% limited partner interest in the Santa Clara Partnership for $319.5 million. Of the total purchase price, $222.5 million was paid from proceeds of the mortgage loan (see "Debt Financing" below), $43.4 million was evidenced by a promissory note payable to Host Marriott (the "Deferred Purchase Note"), $43.5 million was paid from a cash distribution by the Santa Clara Partnership and the remainder from the initial payment on the sale of the Units. The principal outstanding on the Deferred Purchase Note was fully repaid in 1991, with the proceeds of the Investor Notes. The General Partner made a capital contribution of $752,525 for its 1% general partner interest.

The New Orleans Hotel, the San Antonio Hotel and the limited partnership interest in the Santa Clara Partnership were conveyed to the Partnership on the Partnership Closing Date. The San Ramon Hotel was conveyed upon completion of its construction on May 31, 1989.

On June 13, 1996, MHPII Acquisition Corp. (the "Company"), a wholly-owned subsidiary of Host Marriott, completed a tender offer for the Units in the Partnership. The Company purchased 377 Units for an aggregate consideration of $56,550,000 or $150,000 per Unit. Subsequent to the tender offer, the Company purchased an additional eleven Units in the Partnership. As a result of these transactions, the Company became the majority limited partner in the Partnership, owning 387 Units. In 1997, the Company acquired an additional Unit bringing its total ownership to 388 Units, or approximately 52% of the total Units outstanding. The General Partner owned five Units which it had acquired from limited partners who were in default on their Investor Notes.

Additionally, in a Partnership vote held in conjunction with the tender offer, the limited partners approved certain amendments to the Partnership's partnership agreement (the "Partnership Agreement") that were conditions to the tender offer. The amendments: (i) revised the provisions limiting the voting rights of the General Partner and its affiliates to permit the General Partner and its affiliates (including the Company) to have full voting rights with respect to all Units currently held by the General Partner or acquired by its affiliates except on matters where the General Partner or its affiliates have an actual economic interest other than as a limited partner or General Partner (an "Interested Transaction") and (ii) modified the voting provisions with respect to Interested Transactions to permit action to be taken if approved by limited partners holding a majority of the outstanding Units, with all Units held by the General Partner and its affiliates being voted in the same manner as a majority of the Units actually voted by limited partners other than the General Partner and its affiliates. As a result of the approval of this and the other minor amendments, the Partnership Agreement was amended and restated effective June 14, 1996.

Debt Financing

Partnership Mortgage Debt

On the Partnership Closing Date, the Partnership borrowed $222.5 million from commercial banks (the "Original Lenders") pursuant to the terms of a variable rate mortgage loan (the "Original Mortgage Debt") to finance the acquisition of the Hotels. The Original Mortgage Debt agreement provided for interest rate fixed through an interest rate swap at 7.8%. The weighted average interest rate on the Original Mortgage Debt for the year ended December 31, 1995 was 7.8%.

On March 21, 1996, the Original Mortgage Debt and the Original Santa Clara Mortgage Debt matured at which time the Original Lenders granted the Partnership and the Santa Clara Partnership an extension of the two loans for an additional six months until replacement financing could be finalized with another lender. Under the terms of the extension, interest accrued at the London interbank offered rate ("LIBOR") plus 1.875 percentage points for the first three months and accrued at LIBOR plus 2.25 percentage points for the second three months. No principal amortization was required during the extension period. However, under the terms of the extension, the Partnership applied $9.2 million accumulated in the primary lender reserve account to pay down the principal balance of the Original Mortgage Debt to $213.3 million and deposited $19.1 million into the primary lender reserve account. The primary lender reserve account was established in 1994 to provide funds for a principal paydown on the Original Mortgage Debt at maturity. The $19.1 million deposit represented the balance ($16.8 million) from the unrestricted reserve account as of December 31, 1995, established by the General Partner in 1992 (the "General Partner Reserve") and cash flow from the Partnership for the first two accounting periods of 1996 ($2.3 million). During the extension period, the Partnership also was required to deposit into the primary lender reserve account all cash flow from the Partnership's Hotels plus all of the Partnership's cash flow from the Santa Clara Partnership, net of (i) $500,000 per accounting period, (ii) debt service and (iii) current incentive management fees paid. The $500,000 per accounting period was deposited into a separate expense reserve account which was used by the Partnership to fund administrative expenses and refinancing costs, any owner-funded capital expenditures, as well as the Partnership's share of any such costs incurred by the Santa Clara Partnership during the six month extension period.

Mortgage Debt Refinancing

On September 23, 1996 (the "Closing Date"), the General Partner refinanced the Partnership's Original Mortgage Debt, as well as the $43.5 million mortgage debt of the Santa Clara Partnership. A total of $266.0 million was borrowed from a new third party lender, $222.5 million of which is recorded on the Partnership's financial statements (the "Mortgage Debt"). The Partnership's Mortgage Debt is nonrecourse to the Partnership and is secured by first mortgages on the Hotels, as well as a pledge of its limited partner interest in the Santa Clara
Partnership. The debt bears interest at a fixed rate of 8.22% for an 11-year term expiring October 11, 2007, required payments of interest only during the first loan year (October 1996 through September 1997) and then principal amortization based upon a 20-year amortization schedule beginning with the second loan year. The mortgage debt balance was $221.8 million as of December 31, 1997. The weighted average interest rate on the Mortgage Debt for the years ended December 31, 1997 and 1996 was 8.2% and 7.7%, respectively. Annual debt service on the Mortgage Debt was $19.2 million for 1998 and will be $22.7 million annually until the end of the 11-year term.

On the Closing Date, the Partnership was required to establish certain reserves which are held by an agent of the lender including:

      $7.0 million Owner Funded Capital Expenditure Reserve--The funds will be expended for various renewals, replacements and site improvements that are the Partnership's obligation pursuant to the management agreement. A majority of these projects were completed in 1997 utilizing escrow funds and the General Partner will be seeking reimbursement of these funds during 1998.

      $1.1 million Capital Expenditure Reserve--The funds will be expended for Americans with Disabilities Act of 1990 modifications and environmental remediation projects identified during the course of the appraisals and environmental studies undertaken in conjunction with the refinancing. A majority of these projects were completed in 1997 utilizing escrow funds and the General Partner will be seeking reimbursement of these funds during 1998.

      $4.5 million Debt Service Reserve--Based upon current forecasts, it is expected that cash from operations will be sufficient for the required payment terms of the Mortgage Debt. However due to seasonality of the four hotels' operations, the timing of debt service payments and the lender's desire for additional security, the Partnership was required to establish a debt service reserve for both the Partnership Mortgage Debt and the Santa Clara Partnership mortgage debt totaling two months of debt service.

      $155,000 Ground Rent Reserve--This reserve is equal to one month of ground rent.

These reserves were funded by using $12.2 million from the General Partner Reserve and $634,000 from the Partnership and the Santa Clara Partnership property improvement funds.

The loan agreement also requires that the Partnership deposit into the Capital Expenditure Reserve $1.0 million in December of each calendar year commencing in December 1997 until a total of $5.0 million has been deposited to be used for air conditioning system maintenance at the New Orleans Hotel.

In addition, the loan agreement requires that should the long-term senior unsecured debt of MII be downgraded by Standard and Poors Rating Services from an A- to a BBB+, additional reserves would need to be established by the Partnership. In March 1997, MII acquired the Renaissance Hotel Group N.V., adding greater geographic diversity and growth potential to its lodging portfolio. The assumption of additional debt associated with this transaction resulted in a single downgrade of MII's long-term senior unsecured debt effective April 1, 1997. Accordingly, at that time, the Partnership transferred $1.3 million from MII's existing tax and insurance reserve account and $465,000 from Partnership cash to the lender to establish a separate escrow account for the payment of the next succeeding insurance premiums and real estate taxes for the Hotels and the Santa Clara Hotel. In the future, the Partnership will make deposits to the reserve account each period and the insurance premiums and real estate taxes will continue to paid by the lender until such time as MII's debt is upgraded to A-. In addition, the Partnership was required to deposit an additional month's debt service for both the Partnership and the Santa Clara Partnership into the Debt Service Reserve account totaling $2.3 million. The money to fund these reserves had been set aside prior to the distribution of the excess of the General Partner reserve made to the partners in April 1997.

Santa Clara Partnership Mortgage Debt

On the Partnership Closing Date, the Santa Clara Partnership borrowed $43.5 million from commercial banks pursuant to the terms of a variable rate mortgage loan (the "Original Santa Clara Mortgage Debt") which matured on March 21, 1996 and was extended until September 21, 1996. The proceeds of the loan were immediately distributed to the Partnership for its use in purchasing its 50% limited partner interest in the Santa Clara Partnership. The Original Santa Clara Mortgage Debt was nonrecourse to the Santa Clara Partnership and was secured by a first mortgage on the Hotel and an assignment of the Santa Clara Partnership's rights under the Santa Clara Management and Purchase Agreements. The Original Santa Clara Mortgage Debt provide for interest rate options which were tied to a Eurodollar rate, an adjusted CD rate or the fluctuating corporate base rate, with interest payable on the last day of the elected interest period. For Eurodollar or CD elections, the Partnership paid the applicable rate plus an increment equal to 0.85 percentage points. No amortization of principal was required prior to maturity. The Original Mortgage Debt's weighted average interest rate for the year ended December 31, 1995 was 7.0% .

On the Closing Date, the General Partner refinanced the Original Santa Clara Mortgage Debt under substantially identical terms as the Partnership Mortgage Debt. The $43.5 million mortgage debt (the "Santa Clara Mortgage Debt") is nonrecourse to the Santa Clara Partnership and is secured by first mortgages on the Santa Clara Hotel, the Hotels and the Partnership's limited partner interest in the Santa Clara Partnership. The Santa Clara Mortgage Debt bears interest at a fixed rate of 8.22% for an 11-year term expiring October 11, 2007, required payments of interest only during the first loan year (October 1996 through September 1997) and the principal amortization based upon a 20-year amortization schedule beginning with the second loan year. It matures on October 11, 2017. The weighted average interest rate on the Santa Clara Mortgage Debt for the years ended December 31, 1997 and 1996 was 8.2% and 7.6%, respectively. Annual debt service on the Santa Clara Mortgage Debt was $3.8 million for 1997 and will be $4.2 million annually until the end of the 11-year term.

Pursuant to the terms of the Santa Clara partnership agreement, the Partnership has an obligation to make capital contributions to fund certain debt service shortfalls to the extent debt service is greater than 50% of cash flow available before debt service (the "Debt Service Advances"). No contributions were made in 1997 and 1996. Any outstanding Debt Service Advances, together with accrued interest, would have been repayable prior to certain distributions and would have been due, in any event, ten years after the date of each advance. There have been no Debt Service Advances since inception of the Santa Clara Partnership.

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

Material Contracts

Management Agreements

The Partnership and the Santa Clara Partnership entered into long-term hotel management agreements (collectively, the "Management Agreements") with the Manager to manage the Hotels and the Santa Clara Hotel as part of the MII full-service hotel system. The Management Agreements for each Hotel had an initial term expiring on December 31, 2008. To facilitate the refinancing of the Partnership's Mortgage Debt and the Santa Clara Mortgage Debt, the Manager exercised its option to renew the Management Agreements for each Hotel for an additional 10-year term. Therefore, the current terms of the Management
Agreements for each Hotel expire on December 31, 2018. This, as well as the assignment of the Management Agreements described in "Description of the Partnership" above, and other minor changes were documented in an amendment to each of the Management Agreements. The Manager has the option to renew the Management Agreements for up to three additional 10-year terms. The Management Agreements provide the Manager with a base management fee equal to 3% of gross hotel sales. In addition, the Manager is entitled to an incentive management fee equal to 20% of such hotel's operating profit after retention by the Partnership of a 10% priority return, as defined. For additional information, see Item 13, "Certain Relationships and Related Transactions."

Ground Leases

The Partnership and the Santa Clara Partnership lease land on which the San Antonio, San Ramon and Santa Clara Hotels are located from unrelated third parties. For a description of the terms of the ground leases, see Item 2, "Properties."

Competition

The upscale and luxury full-service segments of the lodging industry continues to benefit from a favorable cyclical imbalance in the supply/demand relationship in which room demand growth has exceeded supply growth, which has remained fairly limited. The lodging industry posted strong gains in revenues and profits in 1997 as demand growth continued to outpace additions to supply. The General Partner believes that full-service hotel room supply growth will remain limited through at least 1998. Accordingly, the General Partner believes this supply/demand imbalance will result in improved room rates which should result in improved REVPAR and operating profit.

Following a period of significant overbuilding in the mid to late 1980s, the lodging industry experienced a severe downturn. Since 1991, new hotel construction has been modest. Due to an increase in travel and an improving economy, hotel occupancy has grown steadily over the past several years, and room rates have improved. The General Partner believes that room demand for upscale and luxury full-service properties will remain stable over the next few years.

The Hotels and the Santa Clara Hotel compete with other major lodging brands in the regions in which they operate. Competition in the regions is based primarily on the level of service, quality of accommodations, convenience of locations, and room rates of each hotel. The inclusion of the Hotels and the Santa Clara Hotel within the Marriott full service hotel system provides advantages of name recognition, centralized reservations and advertising, system-wide marketing and promotion, centralized purchasing and training and support services. Additional competitive information is set forth in Item 2, "Properties" with respect to each Hotel and the Santa Clara Hotel.

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

Policies with Respect to Conflicts of Interest

It is the policy of the General Partner that the Partnership's relationship with the General Partner or any affiliate or persons employed by the General Partner are conducted on terms which are fair to the Partnership and which are commercially reasonable. Agreements and relationships involving the General Partner or its affiliates and the Partnership are on terms consistent with the terms on which the General Partner or its affiliates have dealt with unrelated partners.

The Partnership Agreement provides that agreements, contracts or arrangements between the Partnership and the General Partner or any of its affiliates, except for rendering legal, tax, accounting, financial, engineering and procurement services to the Partnership by employees of the General Partner or its affiliates, will be on commercially reasonable terms and will be subject to the following conditions:

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

The Santa Clara Partnership Agreement contains similar provisions with respect to the Santa Clara Partnership.

Employees

Neither the General Partner nor the Partnership has any employees. Host Marriott provides the services of certain employees (including the General Partner's executive officers) of Host Marriott to the Partnership and the General Partner. The Partnership and the General Partner anticipate that each of the executive officers of the General Partner will generally devote a sufficient portion of his or her time to the business of the Partnership. However, each of such executive officers also will devote a significant portion of his or her time to the business of Host Marriott and its other affiliates. No officer or director of the General Partner or employee of Host Marriott devotes a significant percentage of time to Partnership matters. To the extent that any officer, director or employee does devote time to the Partnership, the General Partner or Host Marriott, as applicable, is entitled to reimbursement for the cost of providing such services. See Item 11, "Management Remuneration and Transactions," for information regarding payments made to Host Marriott or its subsidiaries for the cost of providing administrative services to the Partnership. The Hotels and the Santa Clara Hotel are staffed by employees of the Manager.


ITEM 2.        PROPERTIES

As of December 31, 1997 the Partnership and the Santa Clara Partnership properties consist of four hotels, all of which are in full operation and described below.

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

Description

The Hotel, which opened in July 1972, currently contains 1,290 guest rooms, including 54 suites and 48 concierge-level guest rooms. The Hotel is comprised of the original 42-story River Tower and the 20-story Quarter Tower. Designed as part of the MII network of convention hotels, it has extensive meeting and convention facilities, totaling 80,000 square feet, including (i) a 27,100 square foot grand ballroom, which is the largest hotel ballroom in New Orleans,
(ii) a 10,400 square foot junior ballroom and (iii) 25 meeting rooms. Hotel facilities also include three restaurants, three lounges, a health club, an outdoor pool, a business center, a gift shop and a 475-space parking garage.

Capital Improvements

The Hotel had 924 guest rooms when it originally opened in 1972. A 400-room expansion was completed in 1979. The Hotel underwent an $11.4 million renovation in 1988 which included reconfiguring certain guest rooms, including 54 suites and 48 concierge-level guest rooms. The completion of these two projects has resulted in the 1,290 guest room count that the Hotel currently contains. The Hotel is currently undergoing a complete refurbishment of all of its guest rooms at an estimated cost of $13.0 million, which will include the replacement of the carpeting, bedspreads, upholstery, drapes and other similar items ("Softgoods") and also the dressers, chairs, beds and other furniture ("Casegoods"). This renovation is expected to be completed in July 1998. In addition, the Hotel recently completed a lobby and restaurant renovation at a cost of $2.1 million.

Competition

The primary competition for the New Orleans Hotel comes from the following three first-class convention oriented hotels in the central business district of New
Orleans: (i) the Sheraton New Orleans Hotel, (ii) the Hyatt Regency New Orleans Hotel and (iii) the New Orleans Hilton Riverside and Towers Hotel. These three competitors contain an aggregate of approximately 3,900 rooms and 254,000 square feet of meeting space. In addition, other hotels in the New Orleans area also compete with the New Orleans Hotel; however, these differ from the New Orleans Hotel in terms of size, room rates, facilities, amenities and services offered, market orientation and/or location. None of these other hotels are operated as part of the MII full-service hotel system. As a major convention facility, the New Orleans Hotel also competes with similar facilities throughout the country.

A number of smaller hotel products entered the market in 1997 adding a total of 1,225 rooms and an additional 724 rooms are expected to be completed in 1998. None of these products are direct competitors and no new direct competitors are expected to open in New Orleans in the near-term. However, the overall increase in room supply will effect the Hotel in periods of weak demand.

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

Capital Improvements

The Hotel is scheduled to complete a combined Softgoods and Casegoods renovation of all of its guest rooms at an estimated cost of $12.5 million in 2000 and 2001.

Competition

The primary competition for the Hotel comes from the following two first-class hotels in downtown San Antonio: (i) the Hyatt Regency and (ii) the Hilton Palacio del Rio Hotel. These two competitors contain an aggregate of approximately 1,100 rooms and 50,300 square feet of meeting space. The San Antonio Marriott Riverwalk Hotel, which opened in 1980 and is managed by MII, is located across the street from the San Antonio Hotel. Currently, the marketing and sales groups work together and the two management teams are currently exploring the possibility of working more closely together to maximize efficiencies. The San Antonio Marriott Riverwalk Hotel and another area hotel, the Plaza San Antonio Hotel are both owned by Host Marriott. In addition, other hotels in the San Antonio area also compete with the San Antonio Hotel; however, these differ from the San Antonio Hotel in terms of size, room rates, facilities, amenities and services offered, market orientation and/or location. None of these other hotels are operated as part of the MII full-service hotel system.

In February 1997 the Residence Inn Alamo Plaza opened with 220 rooms. In August of 1997, the Adams Mark Hotel opened on the Riverwalk with 410 rooms and 25,000 square feet of meeting space. Both hotels are in the San Antonio Hotel's immediate market area and it is expected that the San Antonio Hotel will compete directly with the Adams Mark Hotel for transient business. The downtown San Antonio market has experienced a total room increase of 780 rooms in 1997, of which the only full-service property is the Adams Mark Hotel. In addition, the demand in this market is at a level that has created interest by a number of parties in expanding existing properties and/or developing new full-service hotels. Construction is underway on the expansion of the San Antonio Convention Center which will bring its size to 500,000 square feet, thus ranking it as the 12th largest convention center in the country. It is likely that the expansion to the Convention Center will create demand for additional hotel rooms in the San Antonio market. While it is difficult to predict the ultimate outcome of this proposal, it is likely that hotel rooms will be added to the market and, therefore, increase the San Antonio Hotel's competition.

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

Description

The Hotel opened in June 1989. The Hotel contains 368 guest rooms, including six suites and 72 concierge-level guest rooms, in a six-story building. The Hotel has approximately 16,300 square feet of meeting and banquet space, including (i) a 10,000 square foot main ballroom, (ii) a 5,000 square foot junior ballroom and
(iii) six meeting rooms. Hotel facilities also include a restaurant, a lounge, a heated outdoor pool, an exercise room, a sundry shop and outdoor parking for over 560 cars.

Capital Improvements

In January 1997, the Hotel completed a $1.2 million Softgoods renovation project. In addition, during 1997, the Hotel completed a combined Softgoods and Casegoods refurbishment of its six suites.

Competition

The primary competition for the San Ramon Hotel comes from the following three hotels: (i) the Hilton Inn Pleasanton, (ii) the Sheraton Pleasanton and (iii) the Marriott Residence Inn San Ramon. These three competitors contain an aggregate of approximately 600 rooms and 21,000 square feet of meeting space. In addition, other hotels in the San Ramon area also compete with the San Ramon Hotel; however, these differ from the San Ramon Hotel in terms of size, room rates, facilities, amenities and services offered, market orientation and/or location. None of these other hotels are operated as part of the MII full-service hotel system. In 1997, 225 limited service rooms were added to the market and another 640 are expected by June 1998. No new full-service competition is expected to open in the San Ramon area in the near-term.

Ground Lease

The San Ramon Hotel is located on a site that is leased from an unrelated third party for an initial term expiring May 2014. To facilitate the refinancing, the Partnership exercised its option to extend the land lease for an additional 20-year period. Therefore, the current term of the San Ramon land lease expires in May 2034. The Partnership has the option to extend the term for up to three successive terms of ten years each. The lease provides for annual rental during the term of the lease equal to the greater of $350,000 or 3% of annual gross sales. The minimum rent of $350,000 may be adjusted upward beginning in June 1995, and every fifth year thereafter, to an amount equal to 75% of the average rent paid during the three years immediately preceding the applicable five-year period. No such adjustment was necessary in June 1995.

Santa Clara Marriott Hotel - Santa Clara, California

Location

The Santa Clara Hotel is a full-service Marriott hotel located in Santa Clara, California on two leased parcels of land, totaling approximately 21.9 acres. The Hotel is situated in the center of "Silicon Valley," approximately one mile from the Santa Clara Convention Center. It is located approximately four miles from the San Jose International Airport and 36 miles from the San Francisco International Airport.

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

Capital Improvements

In 1998, the Hotel is scheduled to complete a Softgoods renovation of 202 rooms at an approximate cost of $1.8 million and a combined Softgoods and Casegoods refurbishment of 264 rooms at an approximate cost of $2.2 million.

Competition

The primary competition for the Santa Clara Hotel comes from the following three hotels: (i) the Westin Santa Clara Hotel, (ii) the Doubletree San Jose and (iii) the Embassy Suites Santa Clara Hotel. These three competitors contain an aggregate of approximately 1,300 rooms and 46,000 square feet of meeting space. In addition, other hotels in the Santa Clara area also compete with the Santa Clara Hotel; however, these differ from the Santa Clara Hotel in terms of size, room rates, facilities, amenities and services offered, market orientation and/or location. None of these other hotels are operated as part of the MII full-service hotel system. No new competition is expected to open in the Santa Clara area in the near-term.

Ground Lease

The Santa Clara Hotel is located on a site that is leased from two third parties for an initial term expiring November 30, 2028. The Santa Clara Partnership has the option to extend the term of each ground lease for up to three successive terms of ten years each. The leases provide for aggregate annual rentals during the term of the leases ranging from $63,700, increasing incrementally over the term of the leases, to $100,000. The aggregate annual rent due under the leases during the three renewal terms ranges from $116,900, increasing incrementally over the renewal terms, to $148,800.


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

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP UNITS AND RELATED SECURITY HOLDER MATTERS

There is currently no established public trading market for the Units and it is not anticipated that a public market for the Units will develop. Transfers of Units are limited to the first day of a fiscal quarter (other than any transfer of Units by the limited partners to the Company), and are subject to approval by the General Partner and certain other restrictions. As of December 31, 1997, there were 420 holders of record of the 745 Units.

In accordance with Sections 4.06, 4.07 and 4.08 of the Partnership Agreement, cash available for distribution will be distributed for each fiscal year to the partners as follows:

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

For 1997, the Partnership made interim cash distributions from 1997 operations in the amount of $12,609,470 as follows: $126,105 to the General Partner and $12,483,965 to the limited partners ($16,757 per Unit). In addition, in April 1998, an additional $7,861,000 will be distributed as follows: $78,610 to the General Partner and $7,782,390 to the limited partners ($10,446 per Unit) representing the final cash distribution from 1997 operations. Including the final 1997 distribution made in April 1998, the Partnership distributed $27,204 per limited partner Unit from operating cash flow which represents a 27.2% annual return on invested capital.

For 1996, on October 31, 1996, the Partnership made an interim cash distribution from 1996 operations in the amount of $15,050,505 as follows: $150,505 to the General Partner and $14,900,000 to the limited partners ($20,000 per Unit). In addition, on April 15, 1997, the final cash distribution from 1996 operations in the amount of $6,208,333 was distributed as follows: $62,083 to the General Partner and $6,146,250 to the limited partners ($8,250 per Unit). Concurrent with this distribution, the General Partner distributed another $3,667,000 as follows: $36,670 to the General Partner and $3,630,330 to the limited partners ($4,873 per Unit). This distribution represented the excess of the General Partner Reserve after payment of all transaction costs related to the Mortgage Debt refinancing, as well as the establishment of an additional month's debt service reserve and an insurance and real estate tax reserve pursuant to the loan agreement. This was a one time distribution.

For 1995, on October 31, 1995, the Partnership made an interim cash distribution from 1995 operations in the amount of $7,814,975 as follows: $78,150 to the General Partner and $7,736,825 to the limited partners ($10,385 per Unit). In addition, on April 15, 1996, the final cash distribution from 1995 operations in the amount of $3,472,904 was distributed as follows: $34,729 to the General Partner and $3,438,175 to the limited partners ($4,615 per Unit).

During 1997, the Partnership increased its distribution frequency to quarterly from its historic bi-annual distributions. The Partnership expects to continue to make cash distributions not less than bi-annually. No distributions of Capital Receipts have been made since inception.

ITEM 6.        SELECTED FINANCIAL DATA

The following selected financial data presents historical operating information for the Partnership for each of the five years ended December 31, 1997 (in thousands, except per Unit amounts):


                                                            1997        1996         1995        1994        1993
                                                         ----------  ----------  -----------  ----------  ----------
Revenues.................................................$   69,014  $   66,292  $    64,002  $   58,703  $   57,003
                                                         ==========  ==========  ===========  ==========  ==========

Net income...............................................$   17,014  $   14,811  $    13,045  $    8,428  $    6,869
                                                         ==========  ==========  ===========  ==========  ==========

Net income per limited partner
  Unit (745 Units).......................................$   22,609  $   19,682  $    17,336  $   11,200  $    9,128
                                                         ==========  ==========  ===========  ==========  ==========

Total assets.............................................$  249,418  $  251,740  $   254,113  $  250,461  $  254,184
                                                         ==========  ==========  ===========  ==========  ==========

Total liabilities........................................$  238,281  $  235,132  $   233,792  $  231,897  $  232,703
                                                         ==========  ==========  ===========  ==========  ==========

Cash distributions per limited partner *
  Unit (745 Units).......................................$   27,204  $   33,123  $    15,000  $   15,000  $   15,000
                                                         ==========  ==========  ===========  ==========  ==========

* 1996 figure includes the distribution of $4,873 per Unit which represented the excess of the General Partner Reserve after payment of all transaction costs related to the Mortgage Debt refinancing, as well as the establishment of an additional month's debt service reserve and an insurance and real estate tax reserve pursuant to the loan agreement.


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

Mortgage Debt

The Partnership is financed with mortgage debt of $222.5 million which is nonrecourse to the Partnership and is secured by first mortgages on the Hotels, as well as a pledge of its limited partner interest in the Santa Clara Partnership. The mortgage debt bears interest at a fixed rate of 8.22% for an 11-year term expiring October 11, 2007. During the first loan year (October 1996 through September 1997), the mortgage debt required payments of interest only. Subsequently, principal amortization based upon a 20-year amortization schedule began. As a result of the required principal amortization, at the end of the 11-year term, the mortgage debt's principal balance outstanding will have been reduced $64.4 million. Partnership debt service was $19.2 million for 1997 and will be $22.6 million annually thereafter until the end of the 11-year term.

See Item 1, "Business" for further discussion of the Partnership's mortgage debt.

The General Partner expects cash flow from the Partnership's Hotels and the Santa Clara Hotel will be sufficient to provide for the Partnership's and the Santa Clara Partnership's debt service.

Capital Resources and Uses of Cash

The Partnership's principal source of cash is from operations and distributions from the Santa Clara Partnership. Its principal uses of cash are to pay debt service on the Partnership's Mortgage Debt, to fund the property improvement funds of the Hotels, to establish reserves required by the lender and to make cash distributions to the partners. Additionally, in 1996, the Partnership received cash from the General Partner Reserve and, in 1996 and 1997, utilized cash to pay financing costs incurred in connection with the refinancing of the Partnership's Mortgage Debt and the Santa Clara Mortgage Debt.

Total cash provided from operations was $30.0 million, $28.7 million and $27.0 million for the years ended December 31, 1997, 1996 and 1995, respectively. The General Partner Reserve provided total cash of $25.7 million for the year ended December 31, 1996. Debt service paid on the Partnership's Mortgage Debt was $19.2 million, $17.2 million and $17.3 million for the years ended December 31, 1997, 1996 and 1995, respectively.

Cash used in investing activities increased to $8.0 million in 1997 from $5.7 million in 1996 primarily due to an increase property and equipment expenditures at the New Orleans Hotel associated with the rooms refurbishment. Investing activities for the three years ended December 31, 1997, included the following activities. Distributions from the Santa Clara Partnership were $2.4 million, $781,000 and $1.4 million for the years ended December 31, 1997, 1996 and 1995, respectively. Contributions to the property improvement funds of the Hotels were $8.2 million, $6.6 million and $6.3 million for the years ended December 31, 1997, 1996 and 1995, respectively. Contributions to the Santa Clara Partnership property improvement fund were $2.4 million, $2.0 million and $1.8 million for 1997, 1996 and 1995, respectively.

Cash used in financing activities decreased slightly to $28.0 million in 1997 from $28.2 million in 1996. Financing activities for the three years ended December 31, 1997, included the following activities. The various reserves required by the lender pursuant to the terms of the Partnership's Mortgage Debt and the Santa Clara Mortgage Debt totaled $6.9 million and $12.8 million for the years ended December 31, 1997 and 1996, respectively. The change in the reserve accounts includes the $6.9 million deposited into the reserve accounts for the payment of insurance premiums and real estate taxes as well as $854,000 of interest earned on the lender reserves reduced by $2.7 million of accrued real estates tax liabilities and $239,000 of capital expenditure reimbursements. Cash distributed to the partners was $22.5 million, $18.5 million and $11.3 million for the years ended December 31, 1997, 1996 and 1995, respectively. Financing costs related to the refinancing of the Partnership's Mortgage Debt and the Santa Clara Mortgage Debt totaled $34,000 and $6.0 million for the years ended December 31, 1997 and 1996, respectively. There were no financing costs paid in 1995.

The Partnership is required to maintain the Hotels and the Santa Clara Hotel in good condition. Under the Management Agreements, the Partnership is required to make annual contributions to the property improvement funds which provide funding for replacement of furniture, fixtures and equipment. Contributions to the property improvement fund are based on a percentage of gross sales. Contributions to the fund by property are as follows: San Antonio, 4% in 1994-1998 and 5% thereafter; San Ramon, 4% in 1994-1998 and 5% thereafter; New Orleans and Santa Clara 5%. The contribution percentage for the New Orleans Hotel was increased to 7% for 1997 and 1998 to allow for adequate funding of the combined Softgoods and Casegoods refurbishment of all rooms scheduled for 1998. This project is expected to cost approximately $13.0 million and is estimated to be completed in July 1998.

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

RESULTS OF OPERATIONS

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

1997 compared to 1996: For 1997, Partnership revenues increased to $69.0 million in 1997 from $66.3 million in 1996 due to significant increases in revenues at the San Antonio and San Ramon Hotels. REVPAR increased 8% as a result of an 8% increase in the combined average room rate to $132 while the combined average occupancy remained stable at 81%. Net income for 1997 increased 15% to $17.0 million from $14.8 million in 1996. The Partnership's equity in income of the Santa Clara Partnership increased $1.4 million in 1997 when compared to 1996 due to improved operations at the Santa Clara Hotel.

The Marriott Rivercenter in San Antonio reported an 8%, or $2.4 million, increase in revenues during 1997. This increase in revenues was primarily due to an 8% increase in REVPAR to approximately $120 coupled with a 12%, or $789,000, increase in food and beverage revenues. REVPAR increased due to a 7% increase in the average room rate to approximately $140 combined with a 1.2 percentage point increase in average occupancy to the mid-80's. The increase in the average room rate was due to an increase in the transient average rate. Because demand has remained strong in the group business segment, Hotel management has been able to hold out for premium rates in the transient business segment. Group roomnights increased 6%, or 12,600 roomnights, when compared to the prior year primarily due to the major conventions rotating back into San Antonio this year. Food and beverage revenues increased primarily due to an increase in banquet sales as a result of a shift in customer mix to corporate business. Although faced with the challenge of increased competition with the openings of the Adams Mark Hotel and the Residence Inn Alamo Plaza, Hotel management is optimistic that 1998 will be another strong year for the Hotel.

The Partnership's Northern California Hotels both reported significant increases in revenues during 1997. The Santa Clara Marriott Hotel reported a 25%, or $4.4 million, increase in revenues during 1997 when compared to 1996 results. The increase in revenues is primarily due to a 23% increase in REVPAR to $118 as the average room rate increased 24% to approximately $147 with average occupancy remaining stable in the low-80's. The increase in the average room rate is the result of strong transient demand throughout the market which has allowed the Hotel to maximize room rates in both the transient and group business segments. Transient roomnights increased by approximately 9,000 roomnights, a 6% increase when compared to the prior year. Hotel management is optimistic that demand in the Silicon Valley region will remain high throughout 1998. With no new full-service competition expected in the coming year, Hotel management will continue its strategies of maximizing rates and effectively managing their customer mix.

The San Ramon Marriott reported a 12% increase in revenues, or $706,000, for 1997 when compared to 1996. This increase was due to a 14% increase in REVPAR to $92 as the average room rate increased 15% to approximately $111 partially offset by a slight decrease in average occupancy to the low-80's. The increase in the average room rate was achieved primarily as a result of an increase the corporate rate. In 1997, 225 limited service rooms were added to the market and another 640 are expected to be added by June 1998. However, a number of companies are filling the existing office space in the area and the space currently under construction is already substantially committed. Hotel management is optimistic that 1998 will be another successful year.

The New Orleans Marriott Hotel reported a slight decrease in revenues in 1997 when compared to 1996 results due to a 2%, or $904,000, decrease in room revenues which was significantly offset by a 20%, or $783,000, increase in food and beverage revenues. REVPAR remained stable at $97 due to a 2% increase in the average room rate to approximately $127 partially offset by a 1.3 percentage point decrease in average occupancy to the mid-70's. The increase in the average room rate is due to growth in the group business segment. While group roomnights were down 8,300 roomnights in 1997 when compared to 1996, the group mix shifted to higher-rated association business. The decrease in average occupancy is due to the lack of city-wide groups over the summer months. This cycle generally repeats itself every three years as it is effected by the tradition of the conventions, which meet in different cities on an alternating basis. Food and beverage revenues increased when compared to the prior year primarily as a result of Super Bowl XXXI taking place in New Orleans in January 1997. This event generated significant catering and audio visual revenues. In addition, food and beverage revenues increased due to the shift in customer mix to association business which more heavily utilized the catering facilities. The Hotel is currently undergoing a complete rooms refurbishment at an approximate cost of $13.0 million which is scheduled to be completed in July 1998.

Ground rent, insurance and other: In 1997, ground rent, insurance and other increased to $1.8 million in 1997 from $893,000 in 1996 primarily due to a loss on the retirement of assets as a significant number of assets were retired at the New Orleans Hotel in conjunction with the refurbishment of the guest rooms, an increase in general and administrative expenses and an increase in ground rent expense associated with improved hotel operations.

Equity in Income of Santa Clara Partnership: In 1997, equity in income of the Santa Clara Partnership increased to $2.0 million in 1997 from $665,000 in 1996 primarily due to improved hotel operations at the Santa Clara Hotel, while interest expense increased only slightly from year to year on the Santa Clara Mortgage Debt.

Net Income: In 1997, net income increased to $17.0 million in 1997 from $14.8 million in 1996 primarily due to improved Hotel revenues and an increase in equity in income of the Santa Clara Partnership.

1996 compared to 1995: For 1996, Partnership revenues increased from $64.0 million in 1995 to $66.3 million in 1996 due to a 4% increase in REVPAR. REVPAR increased primarily due to a 5% increase in the combined average room rate to $123 while the combined average occupancy remained stable at 81%. Net income for 1996 increased 14% to $14.8 million from $13.0 million in 1995. Interest expense increased slightly due to refinancing expenses incurred with the extension of the Original Mortgage Debt which are reflected as interest expense in the accompanying statement of operations. The Partnership's equity in income of the Santa Clara Partnership increased $546,000 in 1996 when compared to 1995 due to improved operations at the Santa Clara Hotel.

The New Orleans Marriott reported a 4% increase in revenues during 1996. The increase was due to a 3% increase in REVPAR partially offset by a 3% decrease in food and beverage revenues. REVPAR increased due to a 4% increase in average room rate to approximately $125 while average occupancy remained stable in the high-70's. The decline in food and beverage revenues was primarily due to decreases in banquet sales.

The Marriott Rivercenter in San Antonio reported a slight increase in revenues during 1996 due to a 2% increase in REVPAR. REVPAR increased due to a 2% increase in average room rate to approximately $130 partially offset by a 1.0 percentage point decrease in average occupancy to the mid-80's.

Revenues at the Northern California Hotels increased significantly in 1996 when compared to 1995 results. The San Ramon Marriott Hotel reported a 15% increase in revenues primarily due to an 11% increase in REVPAR. REVPAR increased primarily due to an 8% increase in average room rate to approximately $95 combined with a 1.8 percentage point increase in average occupancy to the mid-80s.

The Santa Clara Marriott Hotel reported a 19% increase in revenues in 1996. This increase in revenues was primarily due to an 18% increase in REVPAR as average room rate increased 14% to approximately $120 combined with a 2.8 percentage point increase in average occupancy to the low-80's.

Interest Expense: In 1996, interest expense increased to $18.3 million from $17.8 million in 1995, primarily due the inclusion financing costs incurred in obtaining the extension of Original Mortgage Debt in March 1996 which were included as interest expense in 1996.

Equity in Income of Santa Clara Partnership: In 1996, equity in income of Santa Clara Partnership increased to $665,000 from $119,000 in 1995, primarily due to improved hotel operations at the Santa Clara Hotel while interest expense increased only slightly from year to year on the Santa Clara Mortgage Debt.

Net Income: In 1996, net income increased to $14.8 million from $13.0 million in 1995, primarily due to improved Hotel revenues and an increase in equity in income of the Santa Clara Partnership.

Inflation

The rate of inflation has been relatively low since the inception of the Partnership and accordingly, has not had a significant impact on operating results. However, the Hotels' and the Santa Clara's room rates and occupancy are inflation sensitive. The Manager is generally able to pass through increased costs to customers through higher room rates. In 1997, the increase in average room rates at the San Antonio, San Ramon and Santa Clara Hotels exceeded those of direct competitors as well as the general level of inflation. As stated above, the Mortgage Debt bears a fixed interest rate, thereby eliminating exposure to the impact of future increases in interest rates.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Index                                                                 Page

      Report of Independent Public Accountants............................   23

      Statement of Operations.............................................   24

      Balance Sheet.......................................................   25

      Statement of Changes in Partners' Capital...........................   26

      Statement of Cash Flows.............................................   27

      Notes to Financial Statements.......................................   28

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



TO THE PARTNERS OF MARRIOTT HOTEL PROPERTIES II LIMITED PARTNERSHIP:

We have audited the accompanying balance sheet of Marriott Hotel Properties II Limited Partnership (a Delaware limited partnership) as of December 31, 1997 and 1996, and the related statements of operations, changes in partners' capital and cash flows for each of the three years in the period ended December 31, 1997. These financial statements and the schedule referred to below are the responsibility of the General Partner's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Marriott Hotel Properties II Limited Partnership as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

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


                                                             ARTHUR ANDERSEN LLP



Washington, D.C.
March 18, 1998

                             STATEMENT OF OPERATIONS
                Marriott Hotel Properties II Limited Partnership
              For the Years Ended December 31, 1997, 1996 and 1995
                     (in thousands, except per Unit amounts)

                                                                                  1997             1996             1995
                                                                              -------------    ------------    ------------

REVENUES (Note 3).............................................................$      69,014    $     66,292    $     64,002
                                                                              -------------    ------------    ------------

OPERATING COSTS AND EXPENSES
    Interest..................................................................       18,841          18,305          17,803
    Depreciation and amortization.............................................       13,087          13,456          13,364
    Incentive management fees.................................................        9,925           9,813           9,412
    Property taxes............................................................        5,712           5,208           5,526
    Base management fees......................................................        4,649           4,471           4,281
    Ground rent, insurance and other..........................................        1,812             893             690
                                                                              -------------    ------------    ------------
                                                                                     54,026          52,146          51,076
                                                                              -------------    ------------    ------------

INCOME BEFORE EQUITY IN INCOME
    OF SANTA CLARA PARTNERSHIP................................................       14,988          14,146          12,926

EQUITY IN INCOME OF SANTA CLARA PARTNERSHIP...................................        2,026             665             119
                                                                              -------------    ------------    ------------

NET INCOME....................................................................$      17,014    $     14,811    $     13,045
                                                                              =============    ============    ============

ALLOCATION OF NET INCOME
    General Partner...........................................................$         170    $        148    $        130
    Limited Partners..........................................................       16,844          14,663          12,915
                                                                              -------------    ------------    ------------

                                                                              $      17,014    $     14,811    $     13,045
                                                                              =============    ============    ============

NET INCOME PER LIMITED PARTNER UNIT (745 Units)...............................$      22,609    $     19,682    $     17,336
                                                                              =============    ============    ============


              The accompanying notes are an integral part of these
                             financial statements.

                                  BALANCE SHEET
                Marriott Hotel Properties II Limited Partnership
                           December 31, 1997 and 1996
                                 (in thousands)

                                                                                                   1997             1996
                                                                                              -------------    ------------

                                     ASSETS
    Property and equipment, net...............................................................$     197,512    $    198,826
    Due from Marriott Hotel Services, Inc.....................................................        7,063           7,447
    Deferred financing and organization costs, net............................................        5,663           5,932
    Other assets..............................................................................        8,510          10,348
    Restricted cash reserves..................................................................       20,307          12,815
    Cash and cash equivalents.................................................................       10,363          16,372
                                                                                              -------------    ------------

                                                                                              $     249,418    $    251,740
                                                                                              =============    ============

                        LIABILITIES AND PARTNERS' CAPITAL
    LIABILITIES
       Mortgage debt .........................................................................$     221,814    $    222,500
       Investment in Santa Clara Partnership..................................................        8,737           8,360
       Due to Marriott Hotel Services, Inc....................................................        3,567           2,882
       Accounts payable and accrued expenses..................................................        4,163           1,390
                                                                                              -------------    ------------

           Total Liabilities..................................................................      238,281         235,132
                                                                                              -------------    ------------

    PARTNERS' CAPITAL
       General Partner
           Capital contribution, net of offering costs of $22.................................          731             731
           Capital distributions..............................................................       (1,036)           (811)
           Cumulative net income .............................................................          561             391
                                                                                              -------------    ------------

                                                                                                        256             311
                                                                                              -------------    ------------
       Limited Partners
           Capital contribution, net of offering costs of $8,426..............................       64,689          64,689
           Capital distributions..............................................................     (109,378)        (87,118)
           Cumulative net income .............................................................       55,570          38,726
                                                                                              -------------    ------------

                                                                                                     10,881          16,297
                                                                                              -------------    ------------

           Total Partners' Capital............................................................       11,137          16,608
                                                                                              -------------    ------------

                                                                                              $     249,418    $    251,740
                                                                                              =============    ============


              The accompanying notes are an integral part of these
                             financial statements.

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                Marriott Hotel Properties II Limited Partnership
              For the Years Ended December 31, 1997, 1996 and 1995
                                 (in thousands)

                                                                                     General        Limited
                                                                                     Partner       Partners         Total
                                                                                  -----------    ------------    ----------

Balance, December 31, 1994........................................................$       331    $     18,233    $   18,564

    Capital distributions.........................................................       (113)        (11,175)      (11,288)

    Net income....................................................................        130          12,915        13,045
                                                                                  -----------    ------------    ----------

Balance, December 31, 1995........................................................        348          19,973        20,321

    Capital distributions.........................................................       (185)        (18,339)      (18,524)

    Net income....................................................................        148          14,663        14,811
                                                                                  -----------    ------------    ----------

Balance, December 31, 1996........................................................        311          16,297        16,608

    Capital distributions.........................................................       (225)        (22,260)      (22,485)

    Net income....................................................................        170          16,844        17,014
                                                                                  -----------    ------------    ----------

Balance, December 31, 1997........................................................$       256    $     10,881    $   11,137
                                                                                  ===========    ============    ==========


              The accompanying notes are an integral part of these
                             financial statements.

                             STATEMENT OF CASH FLOWS
                Marriott Hotel Properties II Limited Partnership
              For the Years Ended December 31, 1997, 1996 and 1995
                                 (in thousands)

                                                                                        1997          1996          1995
                                                                                    -----------    ----------    ----------
OPERATING ACTIVITIES
   Net income ......................................................................$    17,014    $   14,811    $   13,045
   Noncash items:
      Depreciation and amortization.................................................     13,087        13,456        13,364
      Deferred incentive management fees............................................        161           414           461
      Equity in income of Santa Clara Partnership...................................     (2,026)         (665)         (119)
      Amortization of deferred financing costs as interest..........................        303           206           489
      Loss on retirement of assets..................................................        473            27            10
   Changes in operating accounts:
      Due from Marriott Hotel Services, Inc.........................................        384          (172)         (426)
      Accounts payable and accrued expenses.........................................         30           957            61
      Other assets..................................................................         29          (223)           --
      Due to Marriott Hotel Services, Inc...........................................        524          (147)          123
                                                                                    -----------    -----------   ----------
        Cash provided by operating activities ......................................     29,979        28,664        27,008
                                                                                    -----------    ----------    ----------

INVESTING ACTIVITIES
   Additions to property and equipment, net.........................................    (12,250)       (8,300)       (5,566)
   Distributions from Santa Clara Partnership.......................................      2,403           781         1,370
   Change in property improvement funds.............................................      1,813         1,797        (1,341)
   Additions to restricted cash reserve.............................................         --            --        (6,346)
                                                                                    -----------    ----------    -----------
        Cash used in investing activities...........................................     (8,034)       (5,722)      (11,883)
                                                                                    -----------    -----------   ----------

FINANCING ACTIVITIES
   Capital distributions............................................................    (22,485)      (18,524)      (11,288)
   Additions to restricted lender reserves, net.....................................     (4,749)      (12,815)           --
   Principal payments on mortgage debt..............................................       (686)           --            --
   Payment of financing costs.......................................................        (34)       (6,025)           --
   Proceeds from mortgage loan......................................................         --       222,500            --
   Repayment of mortgage debt.......................................................         --      (213,307)           --
                                                                                    -----------    -----------   ----------
        Cash used in financing activities...........................................    (27,954)      (28,171)      (11,288)
                                                                                    -----------    ----------    ----------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS....................................     (6,009)       (5,229)        3,837

CASH AND CASH EQUIVALENTS at beginning of year......................................     16,372        21,601        17,764
                                                                                    -----------    ----------    ----------

CASH AND CASH EQUIVALENTS at end of year............................................$    10,363    $   16,372    $   21,601
                                                                                    ===========    ==========    ==========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid for mortgage interest..................................................$    18,541    $   17,173    $   17,267
                                                                                    ===========    ==========    ==========


              The accompanying notes are an integral part of these
                             financial statements.

                          NOTES TO FINANCIAL STATEMENTS
                Marriott Hotel Properties II Limited Partnership
                           December 31, 1997 and 1996


NOTE 1.        THE PARTNERSHIP

Description of the Partnership

Marriott Hotel Properties II Limited Partnership (the "Partnership"), a Delaware limited partnership, was formed to acquire and operate (i) the 1,290-room New Orleans Marriott Hotel and underlying land in New Orleans, Louisiana (the "New Orleans Hotel"); (ii) the 999-room Marriott Rivercenter Hotel in San Antonio, Texas (the "San Antonio Hotel"); (iii) the 368-room Bishop Ranch Marriott Hotel in San Ramon, California (the "San Ramon Hotel"); (collectively, the "Hotels") and (iv) a 50% limited partner interest in the Santa Clara Marriott Hotel Limited Partnership (the "Santa Clara Partnership"), a Delaware limited partnership, which owns the 754-room Santa Clara Marriott Hotel in Santa Clara, California (the "Santa Clara Hotel"). The remaining 50% interest in the Santa Clara Partnership is owned by Marriott MHP Two Corporation (the "General Partner") with a 1% interest, and HMH Properties, Inc., a wholly-owned indirect subsidiary of Host Marriott Corporation ("Host Marriott") with a 49% limited partner interest.

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

The New Orleans and San Antonio Hotels and the limited partner interest in the Santa Clara Partnership were conveyed to the Partnership on the Partnership Closing Date and the San Ramon Hotel was conveyed to the Partnership upon completion of its construction on May 31, 1989. The Hotels and the Santa Clara Hotel are managed by Marriott International, Inc. under long-term management agreements. In conjunction with the refinancing of the Partnership's Mortgage Debt described in Note 7, Marriott International, Inc. assigned all of its interests in the management agreements to Marriott Hotel Services, Inc. (the "Manager"), a wholly-owned subsidiary of Marriott International, Inc. ("MII").

On June 13, 1996, MHPII Acquisition Corp. (the "Company"), a wholly-owned subsidiary of Host Marriott, completed a tender offer for the limited partnership Units in the Partnership. The Company purchased 377 Units for an aggregate consideration of $56,550,000 or $150,000 per Unit. Subsequent to the tender offer, the Company purchased an additional ten Units in the Partnership. As a result of these transactions, the Company became the majority limited partner in the Partnership, owning 387 Units. In 1997, the Company acquired an additional Unit bringing its total ownership to 388 Units, or approximately 52% of the total Units outstanding. Additionally, in a Partnership vote held in conjunction with the tender offer, the limited partners approved certain amendments to the Partnership Agreement that were conditions to the tender offer. The amendments: (i) revised the provisions limiting the voting rights of the General Partner and its affiliates to permit the General Partner and its affiliates (including the Company) to have full voting rights with respect to all Units currently held by the General Partner or acquired by its affiliates except on matters where the General Partner or its affiliates have an actual economic interest other than as a Limited Partner or General Partner (an "Interested Transaction") and (ii) modified the voting provisions with respect to Interested Transactions to permit action to be taken if approved by limited partners holding a majority of the outstanding Units, with all Units held by the General Partner and its affiliates being voted in the same manner as a majority of the Units actually voted by limited partners other than the General Partner and its affiliates. As a result of the approval of this and the other minor amendments, the Partnership Agreement was amended and restated effective June 14, 1996.

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

On November 20, 1997, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board reached a consensus on EITF 97-2 "Application of FASB Statement No. 94 and APB Opinion No. 16 to Physician Practice Management Entities and Certain Other Entities with Contractual Management Arrangements." EITF 97-2 addresses the circumstances in which a management entity may include the revenues and expenses of a managed entity in its financial statements.

The Partnership is assessing the impact of EITF 97-2 on its policy of excluding the property-level revenues and operating expenses of its Hotels from its statement of operations (see Note 3). If the Partnership concludes that EITF 97-2 should be applied to its Hotels, it would include operating results of those managed operations in its financial statements. Application of EITF 97-2 to financial statements as of and for the year ended December 31, 1997 would have increased both revenues and operating expenses by approximately $85,949,000 and would have had no impact on net income.

Property and Equipment

Property and equipment is recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives as follows:

            Land improvements                            40 years
            Building and improvements              30 to 40 years
            Leasehold improvements                       40 years
            Furniture and equipment                 3 to 10 years


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

Deferred Financing and Organization Costs

Deferred financing and organization costs consist of loan fees and legal and accounting costs incurred in connection with obtaining Partnership financing and the formation of the Partnership. Deferred financing costs totaling $3,280,000 were fully amortized at March 21, 1996. Additional financing costs of $34,000 and $6,025,000 were incurred in 1997 and 1996, respectively, in connection with the refinancing of the Partnership's mortgage loan. Financing costs are amortized using the straight-line method, which approximates the effective interest method, over the 20 year loan term. At December 31, 1997 and 1996, accumulated amortization of deferred financing and organization costs totaled $396,000 and $92,000, respectively.

Restricted Cash Reserve

In 1994, a restricted cash reserve consisting of funds generated in excess of an annual 17.5% return on partners invested capital, as defined, was established in an escrow account maintained by the lender. Through October of 1995, deposits were made in conjunction with the bi-annual distributions to the limited partners. At the time the mortgage debt matured on March 21, 1996, the Partnership applied the balance in the reserve as of December 31, 1995, $9,193,000, to the principal balance of the mortgage loan as a condition to the extension of the loan agreement.

On September 23, 1996, the General Partner refinanced the Partnership's mortgage debt. On this date, the Partnership was required to establish certain reserves which are held by an agent of the lender including:

      $7.0 million Owner Funded Capital Expenditure Reserve--The funds will be expended for various renewals, replacements and site improvements that are the Partnership's obligation pursuant to the management agreement. A majority of these projects were completed in 1997 utilizing escrow funds and the General Partner will be seeking reimbursement of these funds during 1998.

      $1.1 million Capital Expenditure Reserve--The funds will be expended for Americans with Disabilities Act of 1990 modifications and environmental remediation projects identified during the course of the appraisals and environmental studies undertaken in conjunction with the refinancing. A majority of these projects were completed in 1997 utilizing escrow funds and the General Partner will be seeking reimbursement of these funds during 1998.

      $4.5 million Debt Service Reserve--Based upon current forecasts, it is expected that cash from operations will be sufficient for the required payment terms of the Mortgage Debt. However due to seasonality of the four hotels' operations, the timing of debt service payments and the lender's desire for additional security, the Partnership was required to establish a debt service reserve for both the Partnership Mortgage Debt and the Santa Clara Partnership mortgage debt totaling two months of debt service.

      $155,000 Ground Rent Reserve--This reserve is equal to one month of ground rent.

These reserves were funded by using $12.2 million from the General Partner Reserve and $634,000 from the Partnership and the Santa Clara Partnership property improvement funds.

The loan agreement also requires that the Partnership deposit into the Capital Expenditure Reserve $1.0 million in December of each calendar year commencing in December 1997 until a total of $5.0 million has been deposited to be used for air conditioning system maintenance at the New Orleans Hotel.

     In addition, the loan agreement requires that should the long-term senior unsecured debt of MII be downgraded by Standard and Poors Rating Services from an A- to a BBB+, additional reserves would need to be established by the Partnership. In March 1997, MII acquired the Renaissance Hotel Group N.V., adding greater geographic diversity and growth potential to its lodging portfolio. The assumption of additional debt associated with this transaction resulted in a single downgrade of MII's long-term senior unsecured debt effective April 1, 1997. Accordingly, at that time, the Partnership transferred $1.3 million from the Manager's existing tax and insurance reserve account and $465,000 from Partnership cash to the lender to establish a separate escrow account for the payment of the next succeeding insurance premiums and real estate taxes for the Hotels and the Santa Clara Hotel. In the future, the Partnership will make deposits to the reserve account each period and the insurance premiums and real estate taxes will continue to be paid by the lender until such time as MII's debt is upgraded to A-. In addition, the Partnership was required to deposit an additional month's debt service for both the Partnership and the Santa Clara Partnership into the Debt Service Reserve account totaling $2.3 million. The money to fund these reserves had been set aside by the General Partner prior to the distribution of the excess of the General Partner reserve made to the partners in April 1997. The tax and insurance reserves and the Debt Service Reserve are included in restricted cash reserves and the resulting tax and insurance liability is included in accounts payable and accrued expenses in the accompanying balance sheet.

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with a maturity of three months or less at date of purchase to be cash equivalents.

Investment in Santa Clara Partnership

The Partnership's earnings from the Santa Clara Partnership are recorded based on the equity method of accounting. Equity in earnings from the Santa Clara Partnership includes 100% of the interest expense related to the debt incurred by the Santa Clara Partnership, the proceeds of which were distributed to the Partnership. The $28.4 million excess of the purchase price of the Santa Clara Partnership interest over the Partnership's proportionate share of the net book value of the assets acquired is being amortized over the related remaining lives of those assets. Amortization is included in Equity in Income of Santa Clara Partnership in the accompanying statement of operations. At December 31, 1997 and 1996, accumulated amortization of the excess purchase price of the Santa Clara Partnership investment was $11,917,000 and $11,006,000, respectively.

Pursuant to the terms of the Santa Clara partnership agreement, the Partnership has an obligation to make capital contributions to fund certain debt service shortfalls to the extent debt service is greater than 50% of cash flow available before debt service (the "Debt Service Advances"). No contributions were made in 1997 and 1996. Any outstanding Debt Service Advances, together with accrued interest, would have been repayable prior to certain distributions and would have been due, in any event, ten years after the date of each advance. There have been no Debt Service Advances since inception of the Santa Clara Partnership.

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

Income Taxes

Provision  for  Federal  and  state  income  taxes  has  not  been  made  in the accompanying financial statements since the Partnership does not pay income taxes but rather allocates its profits and losses to the individual partners. Significant differences exist between the net income for financial reporting purposes and the net income as reported in the Partnership's tax return. These differences are due primarily to the use, for income tax purposes, of accelerated depreciation methods and shorter depreciable lives of the assets and differences in the timing of recognition of incentive management fee expense. As a result of these differences, the deficit of the net assets reported in the accompanying financial statements over the tax basis in net Partnership assets is $85.9 million and $87.9 million as of December 31, 1997 and 1996, respectively. Following the Company's acquisition of limited partner interests in the Partnership in 1996, the Partnership underwent a termination and constructive liquidation for tax purposes. All partners were then deemed to recontribute their assets to a newly reconstituted partnership. Upon recontribution the Partnership recorded the fixed assets at their fair market value for tax reporting purposes, as represented by the Company's purchase price for limited partner units resulting in a significant change in the 1996 tax basis when compared to the prior year.

Statement of Financial Accounting Standards

In the first quarter of 1996, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Adoption of SFAS No.
121 did not have an effect on its financial statements.

Reclassifications

Certain reclassifications were made to the prior year financial statements to conform to the 1997 presentation.

NOTE 3.        REVENUES

Partnership revenues consist of the Hotels' operating results for the three years ended December 31 (in thousands):


                                                                                        1997          1996           1995
                                                                                    -----------    ----------    ----------
HOTEL SALES
    Rooms...........................................................................$   101,603    $   98,436    $   93,292
    Food and beverage...............................................................     44,877        42,427        42,198
    Other...........................................................................      8,483         8,171         7,215
                                                                                    -----------    ----------    ----------
                                                                                        154,963       149,034       142,705
                                                                                    -----------    ----------    ----------
HOTEL EXPENSES
    Departmental direct costs
       Rooms........................................................................     19,676        18,878        18,416
       Food and beverage............................................................     31,439        30,496        28,975
    Other hotel operating expenses..................................................     34,834        33,368        31,312
                                                                                    -----------    ----------    ----------
                                                                                         85,949        82,742        78,703
                                                                                    -----------    ----------    ----------

REVENUES............................................................................$    69,014    $   66,292    $   64,002
                                                                                    ===========    ==========    ==========

NOTE 4.        PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of December 31 (in thousands):


                                                                                        1997          1996
                                                                                    -----------    ----------

    Land and improvements...........................................................$    17,091    $   17,091
    Building and improvements.......................................................    107,826       105,382
    Leasehold improvements..........................................................    118,978       111,197
    Furniture and equipment.........................................................     51,848        61,206
                                                                                    -----------    ----------
                                                                                        295,743       294,876

    Less accumulated depreciation...................................................    (98,231)      (96,050)
                                                                                    -----------    ----------

                                                                                    $   197,512    $  198,826
                                                                                    ===========    ==========

NOTE 5.        ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of financial instruments are shown below. The fair values of financial instruments not included in this table are estimated to be equal to their carrying amounts.

                                                                  As of December 31, 1997          As of December 31, 1996
                                                                 -------------------------       --------------------------
                                                                                 Estimated                        Estimated
                                                                  Carrying         Fair           Carrying          Fair
                                                                   Amount          Value           Amount           Value
                                                                       (in thousands)                   (in thousands)

Mortgage debt                                                    $  221,814     $  230,700       $  222,500     $   222,500
Incentive management fees due to Marriott Hotel Services, Inc.   $    2,739     $      800       $    2,578     $       170

The 1996 and 1997 estimated fair value of the mortgage debt obligation is based on the expected future debt service payments discounted at risk adjusted rates. Incentive management fees due are valued based on the expected future payments from operating cash flow discounted at risk adjusted rates.

NOTE 6.        SANTA CLARA PARTNERSHIP

Summarized financial information for the Santa Clara Partnership consists of the following as of December 31 (in thousands):

                                                                                                      1997           1996
                                                                                                   ----------    ----------

Balance Sheet

Property and equipment.............................................................................$   28,688    $   30,144
Due from Marriott International, Inc...............................................................     2,059         2,170
Property improvement fund..........................................................................     2,619         1,230
Cash and cash equivalents..........................................................................     3,177         1,933
                                                                                                   ----------    ----------

       Total Assets................................................................................$   36,543    $   35,477
                                                                                                   ==========    ==========

Mortgage debt .....................................................................................$   43,366    $   43,500
Due to Marriott International, Inc.................................................................       970           749
Accounts payable and accrued expenses..............................................................       482           522
Partners' Deficit..................................................................................    (8,275)       (9,294)
                                                                                                   ----------    ----------

       Total Liabilities and Partners' Deficit.....................................................$   36,543    $   35,477
                                                                                                   ==========    ==========

                                                                                        For the Years Ended December 31,
                                                                                     1997            1996            1995
                                                                                  -----------    -----------    ------------
Statement of Operations

REVENUES..........................................................................$    21,709    $    17,347    $     14,516
                                                                                  -----------    -----------    ------------

OPERATING COSTS AND EXPENSES
   Depreciation and amortization..................................................      3,013          2,927          2,765
   Interest.......................................................................      3,625          3,318          3,063
   Incentive management fees......................................................      3,401          2,652          2,175
   Base management fees...........................................................      1,420          1,224          1,079
   Property taxes.................................................................        470            499            508
   Ground rent, insurance and other...............................................        281            264            201
                                                                                  -----------    -----------     ----------
                                                                                       12,210         10,884          9,791
                                                                                  -----------    -----------     ----------

NET INCOME........................................................................$     9,499    $     6,463     $    4,725
                                                                                  ===========    ===========     ==========

NOTE 7.        MORTGAGE DEBT

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

At the option of the Partnership, the Original Mortgage Debt loan agreement provided for interest rate options which were tied to a Eurodollar rate, an adjusted CD rate or the fluctuating corporate base rate. For Eurodollar or CD elections, the Partnership paid the applicable rate plus an increment equal to
0.9 percentage points. In April 1992, the Partnership entered into an interest rate swap agreement for the entire loan amount with the primary lender to effectively fix the interest rate on the Original Mortgage Debt at 7.8% per annum from May 1992 through loan maturity. The Partnership's obligations under the swap agreement were secured by a pledge of collateral by the General Partner. The weighted average interest rate on the Original Mortgage Debt for the year ended December 31, 1995 was 7.8%. The interest rate swap agreement expired on March 21, 1996.

On March 21, 1996, the Original Mortgage Debt and the Santa Clara mortgage debt matured at which time the lender granted the Partnership an extension of the two loans for an additional six months until replacement financing could be finalized with another lender. Under the terms of the extension, interest accrued at the London interbank offered rate ("LIBOR") plus 1.875 percentage points  for the first  three  months and  accrued at LIBOR plus 2.25  percentage points for the second three months. No principal amortization was required during the extension period. However, under the terms of the extension, the Partnership applied the $9.2 million accumulated in the primary lender reserve account to pay down the principal balance of the Original Mortgage Debt to $213.3 million and deposited $19.1 million into the primary lender reserve account. The primary lender reserve account was established in 1994 to provide funds for a principal paydown on the Original Mortgage Debt at maturity. The $19.1 million deposit represented the balance ($16.8 million) from the unrestricted reserve account included in cash in the accompanying balance sheet as of December 31, 1995, previously established by the General Partner in 1992 (the "General Partner Reserve") and cash flow from the Partnership for the first two accounting periods of 1996 ($2.3 million). During the extension period, the Partnership also was required to deposit into the primary lender reserve account all cash flow from the Hotels plus all of the Partnership's cash flow from the Santa Clara Partnership, net of (i) $500,000 per accounting period, (ii) debt service and (iii) current incentive management fees paid. The $500,000 per accounting period was deposited into a separate expense reserve account which was used by the Partnership to fund administrative expenses and refinancing costs, any owner funded capital expenditures, as well as the Partnership's share of any such costs incurred by the Santa Clara Partnership during the six month extension period.

On September 23, 1996 (the "Closing Date"), the General Partner refinanced the Partnership's Original Mortgage Debt, as well as the $43.5 million mortgage debt of the Santa Clara Partnership. A total of $266.0 million was borrowed from a new third party lender, $222.5 million of which is recorded on the Partnership's financial statements (the "Mortgage Debt"). The Partnership's Mortgage Debt is nonrecourse to the Partnership and is secured by first mortgages on the Hotels, as well as a pledge of its limited partner interest in the Santa Clara Partnership. The two loans are cross-defaulted. The debt bears interest at a fixed rate of 8.22% for an 11-year term expiring October 11, 2007, requires payments of interest only during the first loan year (October 1996 through September 1997). Subsequently, principal amortization based upon a 20-year amortization schedule beginning with the second loan year. The mortgage debt balance was $221.8 million as of December 31, 1997. The weighted average interest rate on the Mortgage Debt for the years ended December 31, 1997 and 1996 was 8.2% and 7.7%, respectively. On the Closing Date, the Partnership was required to establish certain reserves. In addition, a new reserve was established in 1997 and additional amounts were deposited into the existing reserves. All reserves are discussed in Note 2.

The required principal payments of the Mortgage Debt at December 31, 1997 are as follows (in thousands):

               1998.................................$           4,379
               1999.................................            4,759
               2000.................................            5,119
               2001.................................            5,614
               2002.................................            6,100
               Thereafter...........................          195,843
                                                    -----------------

                                                    $         221,814
                                                    =================

NOTE 8.        LAND LEASES

The San Antonio and San Ramon Hotels are located on sites with ground leases from unrelated third parties. The initial lease terms expire in 2013 and 2014, respectively. To facilitate the refinancing, the Partnership exercised its option to extend the land leases of both properties for an additional twenty-year period. Therefore, the current terms of the San Antonio and San Ramon land leases expire in 2033 and 2034, respectively. The Partnership is obligated to pay annual rent equal to the greater of a minimum rent or a percentage rent and has the option to extend the terms for up to three successive ten-year terms each. Ground rent on the San Antonio Hotel is equal to the greater of $700,000 or 3.5% of annual gross room sales. Ground rent on the San Ramon Hotel is equal to the greater of $350,000 or 3% of annual gross sales for the first five years, after which minimum rent was adjusted upward every five years, beginning in 1989, to an amount equal to 75% of the average rent paid during the three years immediately preceding the applicable five-year period. No such adjustment was necessary at that time. Ground rent expense for the San Antonio and San Ramon Hotels totaled $2,122,000, $1,982,000 and $1,879,000, for the years ended December 31, 1997, 1996 and 1995, respectively.

Future minimum annual rental commitments for all land leases entered into by the Partnership, as described above, are as follows (in thousands):

                       Fiscal Year              Land Leases
                          1998.................$       1,050
                          1999.................        1,050
                          2000.................        1,050
                          2001.................        1,050
                          2002.................        1,050
                       Thereafter..............       32,900
                                               -------------
               Total Minimum Lease Payments    $      38,150
                                               =============

NOTE 9.        MANAGEMENT AGREEMENTS

The Partnership entered into long-term hotel management agreements (the "Management Agreements") with the Manager to manage the Hotels as part of the Marriott International, Inc. full service hotel system. The Management Agreement for each Hotel has an initial term expiring on December 31, 2008. To facilitate the refinancing, the Manager exercised its option to renew the Management Agreements for each Hotel for an additional 10-year term. Therefore, the current terms of the Management Agreements for each Hotel expire on December 31, 2018. This, as well as the assignment of the Management Agreements described in Note 1, and other minor changes were documented in an amendment to each of the Management Agreements. The Manager has the option to renew the Management Agreements for up to three additional 10-year terms. The Manager also manages the Santa Clara Hotel on behalf of the Santa Clara Partnership. The Manager is paid a base management fee equal to 3% of gross hotel sales. Base management fees paid in 1997, 1996 and 1995 were $4,649,000, $4,471,000 and $4,281,000, respectively.

In addition, the Manager is entitled to an incentive management fee equal to 20% of each Hotel's Operating Profit, as defined. The incentive management fee with respect to each Hotel is payable only out of 55% of each Hotel's Operating Profit after the Partnership's payment or retention for such fiscal year of the following: (i) the Ground Rent, if any, with respect to such Hotel; (ii) the Qualifying Debt Service, as defined, with respect to such Hotel; (iii) such Hotel's Pro-Rata Share of Total Mortgage Debt Service Shortfall, as defined, if any, with respect to all Hotels; and (iv) the Partnership's non-cumulative 10% Priority Return on the Adjusted Contributed Capital, as defined, with respect to such Hotel.

Unpaid incentive management fees are accrued without interest and are paid from cash flow available for incentive management fees following payment of any then current incentive management fees. Incentive management fees earned for the years ended December 31, 1997, 1996 and 1995 were $9,925,000, $9,813,000 and
$9,412,000, respectively. Deferred incentive management fees for the years ended December 31, 1997 and 1996 were $2,739,000 and $2,578,000, respectively, and are included in Due to Marriott Hotel Services, Inc. in the accompanying balance sheet.

Pursuant to the Management Agreements, the Manager is required to furnish the Hotels with certain services ("Chain Services") which are generally provided on a central or regional basis to all hotels in the Manager's full-service hotel system. Chain Services include central training, advertising and promotion, a national reservations system, computerized payroll and accounting services and such additional services as needed which may be more efficiently performed on a centralized basis. Costs and expenses incurred in providing such services are allocated among all domestic full-service hotels managed, owned or leased by the Manager or its subsidiaries. In addition, the Hotels also participate in the Manager's Marriott Rewards Program ("MRP"). This program succeeded the Manager's Honored Guest Awards Program. The cost of this program is charged to all hotels in the Manager's hotel system based upon the MRP sales at each hotel. The total amount of Chain Services and MRP costs charged to the Partnership for the years ended December 31, 1997, 1996 and 1995 were $5,593,000, $5,433,000 and
$5,151,000, respectively, and are included in Revenues (as defined in Note 3) in the accompanying statement of operations.

The Management Agreements provide for the establishment of a property improvement fund for each Hotel to cover the cost of certain non-routine repairs and maintenance to the Hotels which are normally capitalized and the cost of replacements and renewals to the Hotels' property and improvements. Contributions to the property improvement fund are based on a percentage of gross sales. Contributions to the property improvement fund for the San Antonio Hotel are 4% in 1991 through 1998 and 5% thereafter. Contributions to the property improvement fund for the San Ramon Hotel are 4% in 1994 through 1998 and 5% thereafter. Contributions to the property improvement fund for the New Orleans Hotel are 5% each year; however, the contribution percentage was increased to 7% for 1997 and 1998. Commencing with fiscal year 2003, the Manager shall have the right, but not the obligation, to increase the amount it transfers into the fund to any amount greater than 5% but not exceeding 6% of gross sales. Total contributions to the property improvement fund for the years ended December 31, 1997, 1996 and 1995 were $8,193,000, $6,622,000 and
$6,342,000, respectively.

Pursuant to the terms of the Management Agreements, the Partnership is required to provide the Manager with working capital and supplies to meet the operating needs of the Hotels. The Manager converts cash advanced by the Partnership into other forms of working capital consisting primarily of operating cash, inventories, and trade receivables and payables which are maintained and controlled by the Manager. Upon termination of any of the Management Agreements, the working capital and supplies of the related Hotel will be returned to the Partnership. The individual components of working capital and supplies controlled by the Manager are not reflected in the Partnership's balance sheet. As of December 31, 1997 and 1996, $6,633,000 has been advanced to the Manager for working capital and supplies which is included in Due from Marriott Hotel Services, Inc. in the accompanying balance sheet. The supplies advanced to the Manager are recorded at their estimated net realizable value.

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

None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Partnership has no directors or officers. The business policy making functions of the Partnership are carried out through the directors and executive officers of Marriott MHP Two Corporation, the General Partner, who are listed below:

                                                                                                      Age at
               Name                                     Current Position                        December 31,1997
  --------------------------------    -----------------------------------------------------     ----------------
  Bruce F. Stemerman                  President and Director                                          42
  Patricia K. Brady                   Vice President and Chief Accounting Officer                     36
  Christopher G. Townsend             Vice President, Director and Secretary                          50
  Bruce D. Wardinski                  Treasurer                                                       37

Business Experience

Bruce  F.  Stemerman  joined  Host  Marriott  in 1989  as  Director--Partnership
Services. He was promoted to Vice President--Lodging Partnerships in 1994 and became Senior Vice President--Asset Management in 1996. Prior to joining Host Marriott, Mr. Stemerman spent ten years with Price Waterhouse. He also serves as a director and an officer of numerous Host Marriott subsidiaries.

Patricia K. Brady joined Host Marriott in 1989 as Assistant Manager--Partnership Services. She was promoted to Manager in 1990 and to Director--Partnership Services in June 1996. Ms. Brady also serves as an officer of numerous Host Marriott subsidiaries.

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

Bruce D. Wardinski joined Host Marriott in 1987 as a Senior Financial Analyst of Financial Planning & Analysis, and was named Manager in June 1988. He was appointed Director, Financial Planning & Analysis in 1989, Director of Project Finance in January 1990. Senior Director of Project Finance in June 1993 Vice President, Project Finance in June 1994, and Senior Vice President of International Development in October 1995. In June 1996, Mr. Wardinski was named Senior Vice President and Treasurer of Host Marriott. He also serves as an officer of numerous other Host Marriott subsidiaries.

ITEM 11. MANAGEMENT REMUNERATION AND TRANSACTIONS

As noted in Item 10 above, the Partnership has no directors or officers nor does it have any employees. Under the Partnership Agreement, however, the General Partner has the exclusive right to conduct the business and affairs of the Partnership subject only to the Management Agreement described in Items 1 and
13. Host Marriott provides the services of certain employees (including the General Partner's executive officers) of Host Marriott to the Partnership and the General Partner. The Partnership and the General Partner anticipate that each of the executive officers of the General Partner will generally devote a sufficient portion of his or her time to the business of the Partnership. However, each of such executive officers also will devote a significant portion of his or her time to the business of Host Marriott and its other affiliates. No officer or director of the General Partner or employee of Host Marriott devotes a significant percentage of time to Partnership matters. To the extent that any officer, director or employee does devote time to the Partnership, the General Partner or Host Marriott, as applicable, is entitled to reimbursement for the cost of providing such services. Any such costs may include a charge for overhead, but without a profit to the General Partner. For the fiscal years ending December 31, 1997, 1996 and 1995, administrative expenses reimbursed to the General Partner totaled $351,000, $225,000 and $89,000, respectively for the cost of providing all administrative and other services as General Partner. For information regarding all payments made by the Partnership to Host Marriott and subsidiaries, see Item 13, "Certain Relationships and Related Transactions."


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

The General Partner owns a total of 5.0 Units representing a 0.67% limited partnership interest in the Partnership. MHPII Acquisition Corp., a wholly-owned subsidiary of Host Marriott, owns a total of 388 Units representing a 52.1% limited partnership interest.

There are no Units owned by the executive officers and directors of the General Partner, as a group.

There are no Units owned by the executive officers and directors of MII, as a group.

There are no Units owned by individuals who are directors of both the General Partner and MII.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Management Agreements

The Partnership entered into long-term hotel management agreements (the "Management Agreements") with the Manager to manage the Hotels as part of the MII full service hotel system. The Management Agreement for each Hotel had an initial term expiring on December 31, 2008. To facilitate the refinancing, the Manager exercised its option to renew the Management Agreements for each Hotel for an additional 10-year term. Therefore, the current terms of the Management Agreements for each Hotel expire on December 31, 2018. This, as well as the assignment of the Management Agreements described in Item 1, "Description of the Partnership", and other minor changes were documented in an amendment to each of the Management Agreements. The Manager has the option to renew the Management Agreements for up to three additional 10-year terms. The Manager also manages the Santa Clara Hotel on behalf of the Santa Clara Partnership. The Manager is paid a base management fee equal to 3% of gross hotel sales. Base management fees paid in 1997, 1996 and 1995 were $4,649,000, $4,471,000 and $4,281,000, respectively.

In addition, the Manager is entitled to an incentive management fee equal to 20% of each Hotel's Operating Profit, as defined. The incentive management fee with respect to each Hotel is payable only out of 55% of each Hotel's Operating Profit after the Partnership's payment or retention for such fiscal year of the following: (i) the Ground Rent, if any, with respect to such Hotel; (ii) the Qualifying Debt Service, as defined, with respect to such Hotel; (iii) such Hotel's Pro-Rata Share of Total Mortgage Debt Service Shortfall, as defined, if any, with respect to all Hotels; and (iv) the Partnership's non-cumulative 10% Priority Return on the Adjusted Contributed Capital, as defined, with respect to such Hotel.

Unpaid incentive management fees ("Deferred Incentive Management Fees") accrue without interest and are paid from cash flow available for incentive management fees following payment of any then current incentive management fees. In the event that any Deferred Incentive Management Fees with respect to a Hotel remains unpaid at the time of sale of such Hotel (or interest therein), then such Deferred Incentive Management Fee is paid, pro rata with the placement agents' disposition fee, with respect to such Hotel, out of 55% of sale proceeds, remaining after the Partnership's repayment or retention of the following: (i) all qualifying debt, with respect to such Hotel, (ii) any outstanding advances and accrued interest thereon under the Santa Clara debt service advances, (iii) the Partnership's cumulate annual 15% priority return, with respect to such Hotel, and (iv) the adjusted contributed capital, with respect to such Hotel. As of December 31, 1997 and 1996, Deferred Incentive Management Fees were $2,739,000 and $2,578,000, respectively.

The following table sets forth the amounts paid to the Manager for the three years ended December 31, 1997, 1996 and 1995 (in thousands):

                                                                                  Year Ended December 31,
                                                                                  1997         1996         1995
                                                                             -----------   ----------   ----------
Base management fees.........................................................$     4,649   $    4,471   $    4,281
Chain services and MRP costs.................................................      5,593        5,433        5,151
Incentive management fees....................................................      9,925        9,415        8,827
                                                                             -----------   ----------   ----------

  Total paid.................................................................$    20,167   $   19,319   $   18,259
                                                                             ============  ==========   ==========

The Management Agreements provide for the establishment of a property improvement fund for each Hotel to cover the cost of certain non-routine repairs and maintenance to the Hotels which are normally capitalized and the cost of replacements and renewals to the Hotels' property and improvements. Contributions to the property improvement fund are based on a percentage of gross sales. Contributions to the property improvement fund by property are as follows: San Antonio Hotel, 4% for the period 1994 through 1998, and 5% thereafter; San Ramon Hotel, 4% for the period 1994 through 1998 and 5% thereafter; New Orleans, 7% for the period 1997 through 1998, and 5% thereafter. Commencing with fiscal year 2003, the Manager shall have the right, but not the obligation, to increase the amount it transfers into the fund to any amount greater than 5% but not exceeding 6% of gross sales.

Pursuant to the Management Agreements, the Partnership provided the Manager with working capital and supplies to meet the operating needs of the Hotels. This advance bears no interest and remains the property of the Partnership throughout the term of the Management Agreements. The Partnership is required to advance upon the request of the Manager any additional funds necessary to maintain working capital and supplies at levels determined by the Manager to be necessary to satisfy the needs of the Hotels as their operations may require from time to time. Upon termination of the Management Agreements, the Manager will return to the Partnership any unused working capital and supplies. At the inception of the Partnership, $6.9 million was advanced to the Manager for working capital and supplies, of with $250,000 was returned to the Partnership in 1991.

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

In addition, the Manager is entitled to an incentive management fee equal to 20% of Hotel operating profit. The incentive management fee is payable only out of 55% of Hotel operating profit after payments of ground rent and 200% of each of the following: (i) qualifying debt service; (ii) the pro-rata share of total debt service shortfall; and (iii) the Santa Clara Partnership's 10% priority return. Unpaid incentive management fees ("Deferred Incentive Management Fees") accrue without interest and are paid from cash flow available for incentive management fees following payment of any then current incentive management fees. Deferred Incentive Management Fees would be payable upon the sale of the Santa Clara Hotel in a manner similar to the Partnership's payment of Deferred Incentive Management Fees upon sale of the Hotels. Deferred Incentive Management Fees at December 31, 1997 and 1996 were $577,000.

The Manager is required to furnish the Santa Clara Hotel with Chain Services. Costs and expenses incurred in providing the Chain Services are allocated as described above with the Hotels.

     The following table sets forth the amounts paid to the Manager for the three years ended December 31, 1997, 1996 and 1995 (in thousands):

                                                                                  Year Ended December 31,
                                                                                  1997         1996         1995
                                                                             -----------   ----------   ----------

Base management fees.........................................................$     1,420   $    1,755   $    1,079
Chain services and MRP costs.................................................      2,072        1,224        1,537
Incentive management fees....................................................      3,401        2,951        1,556
                                                                             -----------   ----------   ----------

  Total paid.................................................................$     6,893   $    5,930   $    4,172
                                                                             ===========   ==========   ==========

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

The Santa Clara Hotel Management Agreement provides that the Santa Clara Partnership may terminate the Santa Clara Management Agreement and remove the Manager if, during any three consecutive fiscal years after fiscal year 1992, the sum of the operating profit before real and personal property taxes, fails to equal or exceed 8% of the sum of $96 million plus certain additional Hotel Investments by the Santa Clara Partnership. The Manager may, however, prevent termination by paying to the Santa Clara Partnership such amounts as are necessary to achieve the performance standards.

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

      (3)   Exhibits


Exhibit
Number      Description                                                                         Page

*3.1        Second Amended and Restated Agreement of Limited Partnership of
            Marriott Hotel Properties II Limited Partnership dated June 14, 1996                 N/A

*10.1       Loan Agreement between Marriott Hotel Properties II Limited
            Partnership and Nomura Asset Capital Corporation dated as of
            September 23, 1996                                                                   N/A

*10.2       Loan Agreement between Santa Clara Marriott Hotel Limited
            Partnership and Nomura Asset Capital Corporation dated as of
            September 23, 1996                                                                   N/A

*10.3       Secured Promissory Note made by Marriott Hotel Properties II
            Limited Partnership to Nomura Asset Capital Corporation dated
            September 23, 1996                                                                   N/A

*10.4       Secured Promissory Note made by Marriott Hotel Properties II
            Limited Partnership to Nomura Asset Capital Corporation dated
            September 23, 1996                                                                   N/A

*10.5       Secured Promissory Note made by Marriott Hotel Properties II
            Limited Partnership and Santa Clara Marriott Hotel Limited
            Partnership to Nomura Asset Capital Corporation dated
            September 23, 1996                                                                   N/A

*10.6       Modification, Subordination and Non-Disturbance Agreement,
            Estoppel, Assignment and Consent (Marriott Rivercenter
            Hotel, San Antonio, Texas) between Marriott Hotel Services, Inc.,
            Nomura Asset Capital Corporation and Marriott Hotel Properties
            II Limited Partnership dated as of September 23, 1996                                N/A

*10.7       First Amendment to Management Agreement (San Antonio Marriott
            Hotel) by Marriott Hotel Properties II Limited Partnership
            and Marriott Hotel Services, Inc. dated September 23, 1996                  N/A

*10.8       Deed of Trust, Assignment of Leases, Security Agreement and
            Fixture Filing (San Ramon First Deed of Trust) by Marriott
            Hotel Properties II Limited Partnership in favor of
            Commonwealth Land Title Insurance Company of California for
            the benefit of Nomura Asset Capital Corporation dated as of
            September 23, 1996 in the amount of $222,500,000                            N/A

*10.9       Deed of Trust, Assignment of Leases, Security Agreement and
            Fixture Filing (San Ramon Second Deed of Trust) by Marriott
            Hotel Properties II Limited Partnership in favor of
            Commonwealth Land Title Insurance Company of California for
            the benefit of Nomura Asset Capital Corporation dated as of
            September 23, 1996 in the amount of $43,500,000                             N/A

*10.10      Deed of Trust, Assignment of Leases, Security Agreement and
            Fixture Filing (Santa Clara Deed of Trust) by Santa Clara
            Marriott Hotel Limited Partnership in favor of Commonwealth
            Land Title Insurance Company of California for the benefit of Nomura Asset Capital Corporation dated as of
            September 23, 1996 in the amount of $43,500,000                             N/A

*10.11      Schedule Identifying Documents Omitted                                      N/A

27          Financial Data Schedule

* Incorporated by reference to the same numbered exhibit in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

(b)   REPORTS ON FORM 8-K

      None.

                                                                    SCHEDULE III

                MARRIOTT HOTEL PROPERTIES II LIMITED PARTNERSHIP
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 1997
                                 (in thousands)


                                                 Initial Costs                          Gross Amount at December 31, 1997
                                           ------------------------                  --------------------------------------
                                                                        Subsequent
                                                        Building and      Costs                    Building and
                                Debt          Land      Improvements   Capitalized       Land      Improvements      Total
                             --------      -----------  ------------   -----------   ------------  ------------  ----------

San Antonio                  $     --      $     1,393  $    83,010    $     8,174     $    2,486  $     90,091  $   92,577

New Orleans                        --           13,574      103,326          8,678         12,560       113,018     125,578

San Ramon                          --            1,991       21,174          2,575          2,045        23,695      25,740
                             --------      -----------  -----------    -----------     ----------  ------------   ---------

Total                        $221,814      $    16,958  $   207,510    $    19,427     $   17,091  $    226,804   $ 243,895
                             ========      ===========  ===========    ===========     ==========  ============   =========


                                                Date of
                             Accumulated     Completion of      Date      Depreciation
                             Depreciation    Construction     Acquired        Life
                             ------------    -------------    --------   --------------

San Antonio                  $     20,088        1988           1989     30 to 50 years

New Orleans                        34,743        1972           1989     30 to 50 years

San Ramon                           5,307        1989           1989     30 to 50 years
                             ------------

Total                        $     60,138
                             ============


                                                                                1995           1996          1997
                                                                             -----------    ----------   -----------
Notes:
(a)    Reconciliation of Real Estate:
       Balance at beginning of year..........................................$   229,754    $  231,313   $   233,670
          Capital Expenditures...............................................      1,559         2,357        10,225
          Dispositions.......................................................         --            --            --
                                                                             -----------    ----------   -----------
       Balance at end of year................................................$   231,313    $  233,670   $   243,895
                                                                             ===========    ==========   ===========

(b)    Reconciliation of Accumulated Depreciation:
       Balance at beginning of year..........................................$    37,712    $   44,971   $    52,516
          Depreciation.......................................................      7,259         7,545         7,622
          Dispositions ......................................................         --            --            --
                                                                             -----------    ----------   -----------
       Balance at end of year................................................$    44,971    $   52,516   $    60,138
                                                                             ===========    ==========   ===========

(c) The aggregate cost of land, building and leasehold improvements for Federal income tax purposes is approximately $215.5 million at December 31, 1997.

(d) All of the Hotels are pledged as collateral for the Partnership's mortgage debt for $221.8 million as of December 31, 1997.

                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 1998.


                   MARRIOTT HOTEL PROPERTIES II
                   LIMITED PARTNERSHIP

                   By:    MARRIOTT MHP TWO CORPORATION
                          General Partner


                   By:    /s/ Patricia K. Brady
                          ---------------------
                          Patricia K. Brady
                          Vice President and Chief
                          Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on March 31, 1998.


Signature                      Title
---------                      -----
                               MARRIOTT MHP TWO CORPORATION


/s/ Bruce F. Stemerman
----------------------
Bruce F. Stemerman             President and Director

/s/ Patricia K. Brady
---------------------
Patricia K. Brady              Vice President and Chief Accounting Officer

/s/ Christopher G. Townsend
---------------------------
Christopher G. Townsend        Vice President, Director and Assistant Secretary

/s/ Bruce D. Wardinski
----------------------
Bruce D. Wardinski             Treasurer