Form 10-Q
period 1998-03-27
MARRIOTT HOTEL PROPERTIES II LIMITED PARTNERSHIP
filed 1998-05-12
CIK 845240

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 27, 1998

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                          Commission File No. 0-28222


                MARRIOTT HOTEL PROPERTIES II LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)
            Delaware                                   52-1604506
----------------------------------       ---------------------------------------
     (State of Organization)             (I.R.S. Employer Identification Number)
10400 Fernwood Road, Bethesda, MD                      20817-1109
----------------------------------       ---------------------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No ____.

================================================================================

================================================================================
                Marriott Hotel Properties II Limited Partnership
================================================================================



                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION

                                                                        PAGE NO.

Item 1. Financial Statements

Condensed Statement of Operations
 Twelve Weeks Ended March 27, 1998 and March 28, 1997..........................3

Condensed Balance Sheet
 March 27, 1998 and December 31, 1997..........................................4

Condensed Statement of Cash Flows
 Twelve Weeks Ended March 27, 1998 and March 28, 1997..........................5

Notes to Condensed Financial Statements........................................6

Item 2. Management's Discussion and Analysis of Financial Condition
           and Results of Operations...........................................9



                           PART II - OTHER INFORMATION


Item 1. Legal Proceedings.....................................................12

Item 6. Exhibits and Reports on Form 8-K......................................13

                          PART I. FINANCIAL INFORMATION


                          ITEM 1. FINANCIAL STATEMENTS
                MARRIOTT HOTEL PROPERTIES II LIMITED PARTNERSHIP
                        CONDENSED STATEMENT OF OPERATIONS
                                   (Unaudited)
                     (in thousands, except per Unit amounts)


                                                                                          Twelve Weeks Ended
                                                                                      March 27,         March 28,
                                                                                        1998              1997


REVENUES............................................................................$      19,348    $       19,538

OPERATING COSTS AND EXPENSES
   Depreciation and amortization....................................................        2,969             3,106
   Incentive management fees........................................................        2,842             2,901
   Property taxes...................................................................        1,584             1,394
   Base management fees.............................................................        1,211             1,190
   Ground rent .....................................................................          553               503
   Insurance and other..............................................................          275               228
                                                                                            9,434             9,322

OPERATING PROFIT....................................................................        9,914            10,216
   Interest expense.................................................................       (4,415)           (4,490)
   Interest income..................................................................          282               351

INCOME BEFORE EQUITY IN INCOME OF SANTA CLARA PARTNERSHIP...........................        5,781             6,077

EQUITY IN INCOME OF SANTA CLARA PARTNERSHIP.........................................        1,060               428

NET INCOME..........................................................................$       6,841    $        6,505

ALLOCATION OF NET INCOME
   General Partner..................................................................$          68    $           65
   Limited Partners.................................................................        6,773             6,440

                                                                                    $       6,841    $        6,505

NET INCOME PER LIMITED PARTNER UNIT (745 Units).....................................$       9,091    $        8,644








                  See Notes to Condensed Financial Statements.


                                        3

                MARRIOTT HOTEL PROPERTIES II LIMITED PARTNERSHIP
                             CONDENSED BALANCE SHEET
                                 (in thousands)


                                                                                    March 27,        December 31,
                                                                                      1998               1997
                                                                                   (unaudited)

                                     ASSETS

Property and equipment, net....................................................    $ 195,803        $ 197,512
Due from Marriott Hotel Services, Inc..........................................       11,988            7,063
Other assets...................................................................       10,334            8,510
Deferred financing costs, net..................................................        5,593            5,663
Restricted cash reserves.......................................................       15,784           20,307
Cash and cash equivalents......................................................       13,110           10,363

                                                                                  $  252,612        $ 249,418


                       LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
  Mortgage debt................................................................   $  220,690        $ 221,814
  Investment in Santa Clara Partnership........................................        8,522            8,737
  Due to Marriott International, Inc.  ........................................        4,561            3,567
  Accounts payable and accrued expenses.........................................         861            4,163

     Total Liabilities..........................................................     234,634          238,281

PARTNERS' CAPITAL
  General Partner..............................................................          324              256
  Limited Partners..............................................................      17,654           10,881

     Total Partners' Capital....................................................      17,978           11,137

                                                                                  $  252,612       $  249,418














                  See Notes to Condensed Financial Statements.


                                        4

                MARRIOTT HOTEL PROPERTIES II LIMITED PARTNERSHIP
                        CONDENSED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                                   Twelve Weeks Ended
                                                                                      March 27,         March 28,
                                                                                        1998              1997



OPERATING ACTIVITIES
   Net income ......................................................................$       6,841    $        6,505
   Noncash items....................................................................        2,824             2,748
   Change in operating accounts.....................................................       (4,174)           (3,393)

         Cash provided by operating activities......................................        5,491             5,860

INVESTING ACTIVITIES
   Additions to property and equipment, net.........................................       (1,260)           (1,746)
   Change in property improvement fund..............................................       (1,824)              (39)

         Cash used in investing activities..........................................       (3,084)           (1,785)

FINANCING ACTIVITIES
   Change in restricted lender reserves, net........................................        1,464                 0
   Repayment of mortgage debt.......................................................       (1,124)                0
   Payment of financing costs.......................................................            0               (34)

         Cash provided by (used in) financing activities............................          340               (34)

INCREASE IN CASH AND CASH EQUIVALENTS...............................................        2,747             4,041

CASH AND CASH EQUIVALENTS at beginning of period....................................       10,363            16,372

CASH AND CASH EQUIVALENTS at end of period..........................................$      13,110    $       20,413

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for mortgage interest..................................................$       4,552    $        4,572














                  See Notes to Condensed Financial Statements.

                                        5

                MARRIOTT HOTEL PROPERTIES II LIMITED PARTNERSHIP
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


     1. The accompanying condensed financial statements have been prepared by Marriott Hotel Properties II Limited Partnership (the "Partnership") without audit. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying statements. The Partnership believes the disclosures made are adequate to make the information presented not misleading. However, the condensed financial statements should be read in conjunction with the Partnership's financial statements and notes thereto included in the Partnership's Form 10-K for the fiscal year ended December 31, 1997. In the opinion of the Partnership, the accompanying condensed unaudited financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of March 27, 1998, and the results of operations and cash flows for the twelve weeks ended March 27, 1998 and March 28, 1997. Interim results are not necessarily indicative of fiscal year performance because of seasonal and short-term variations.

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

     3. Certain reclassifications were made to the prior year financial statements to conform to the 1998 presentation.

     4. Hotel revenues represent house profit of the Partnership's Hotels since the Partnership has delegated substantially all of the operating decisions related to the generation of house profit of the Hotels to Marriott Hotel Services, Inc. (the "Manager"). House profit reflects hotel operating results which flow to the Partnership as property owner and represents gross hotel sales less property-level expenses, excluding depreciation and amortization, base and incentive management fees, property taxes, ground rent, insurance and certain other costs, which are disclosed separately in the condensed statement of operations.

     Partnership revenues generated by the Hotels for 1998 and 1997 consist of (in thousands):


                                                                                          Twelve Weeks Ended
                                                                                      March 27,         March 28,
                                                                                        1998              1997

      HOTEL SALES
         Rooms......................................................................$      26,438    $       25,905
         Food and beverage..........................................................       11,593            11,603
         Other......................................................................        2,353             2,161
                                                                                           40,384            39,669
      HOTEL EXPENSES
         Departmental direct costs
           Rooms....................................................................        4,648             4,495
           Food and beverage........................................................        7,929             7,717
         Other hotel operating expenses.............................................        8,459             7,919
                                                                                           21,036            20,131

      HOTEL REVENUES................................................................$      19,348    $       19,538

     5. Summarized financial information for the Santa Clara Partnership for 1998 and 1997 is as follows (in thousands):

                                                                                          Twelve Weeks Ended
                                                                                      March 27,         March 28,
                                                                                        1998              1997

      Condensed Statement of Operations

      REVENUES......................................................................$       6,614    $        4,987

      OPERATING COSTS AND EXPENSES
         Incentive management fee...................................................        1,071               784
         Depreciation and amortization..............................................          716               670
         Base management fee........................................................          393               326
         Property taxes.............................................................          123               122
         Ground rent, insurance and other...........................................          121                95
                                                                                            2,424             1,997

      OPERATING PROFIT..............................................................        4,190             2,990
         Interest expense...........................................................         (849)             (864)
         Interest income............................................................           49                14

      NET INCOME....................................................................$       3,390    $        2,140


                                                                                    March 27,        December 31,
                                                                                      1998               1997
Condensed Balance Sheet

         Property and equipment, net..............................................$      27,944    $         28,688
         Due from Marriott Hotel Services, Inc....................................        2,891               2,059
         Other assets.............................................................        3,321               2,619
         Cash and cash equivalents................................................        2,115               3,177
             Total Assets.........................................................$      36,271    $         36,543

         Mortgage debt............................................................$      43,146    $         43,366
         Due to Marriott Hotel Services, Inc......................................          518                 970
         Accounts payable and accrued expenses....................................          409                 482
         Partners' deficit........................................................       (7,802)             (8,275)
             Total Liabilities and Partners' Deficit..............................$      36,271    $         36,543

     6. On April 17, 1998, Host Marriott, parent company of the General Partner of the Partnership, announced that its Board of Directors has authorized the company to reorganize its business operations to qualify as a real estate investment trust (REIT) to become effective as of January 1, 1999. As part of the REIT conversion, Host Marriott expects to form a new operating partnership (the Operating Partnership) and limited partners in certain Host Marriott full-service hotel partnerships and joint ventures, including the Partnership, are expected to be given an opportunity to receive, on a tax-deferred basis, Operating Partnership units in the new Operating Partnership in exchange for their current Partnership interest.

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

RESULTS OF OPERATIONS

     Revenues. Partnership revenues for the first quarter of 1998 decreased 1% to $19.3 million compared to $19.5 million in the first quarter of 1997 due to a significant decrease in revenues at the New Orleans Hotel. REVPAR, or revenue per available room, represents the combination of the average daily room rate charged and the average daily occupancy achieved and is a commonly used indicator of hotel performance (although it is not a GAAP, or generally accepted accounting principles, measure of revenue). REVPAR increased 6% as a result of a 10% increase in the combined average room rate to approximately $154 partially offset by a 3.0 percentage point decrease in combined average occupancy to the low-80's.

     The following chart summarizes REVPAR for each Partnership Hotel for the twelve weeks ended March 27, 1998 and March 28, 1997 and the percentage change from the prior year:

                                                 1998                                   1997
                                    REVPAR                % Change         REVPAR                 % Change

San Antonio                           $  137                8%               $   126               6%
New Orleans                           $  107               (8%)              $   117              15%
San Ramon                             $  108               25%               $    86               8%
Santa Clara                           $  140               18%               $   119              27%

Combined Average                      $  123                6%               $   116              12%

     Revenues at the New Orleans Marriott Hotel decreased 17%, or $1,595,000, for the first quarter when compared to the same period in 1997. The decrease is primarily due to a 9%, or $995,000, decrease in room revenues coupled with a 13%, or $202,000, decline in food and beverage revenues and a 6% increase in other operating expenses. Room revenues decreased due to an 8% decrease in REVPAR resulting from an 8.4 percentage point decrease in average occupancy to the low-70's partially offset by a 3% increase in the average room rate to approximately $149. Both the drop in average occupancy and decrease in food and beverage revenues were primarily due to non-recurring sales generated by Super Bowl XXXI which took place in New Orleans during the first quarter of 1997. Occupancy was strong due to heavy demand before, during and after the Super Bowl and the Hotel's food and beverage outlets especially benefited from this higher volume. Other
                                        9
operating expenses increased primarily due to increased advertising expenses and legal costs incurred to appeal an increased real estate tax assessment. In an effort to replace lost roomnights due to the major conventions rotating to other cities in 1998, Hotel management has targeted small groups of 50 rooms or less which has enabled them to increase the average room rate. The lobby and restaurant were renovated recently at an approximate cost of $2.1 million and, as previously discussed, the total rooms refurbishment of all guest rooms is scheduled to be completed in early summer.

     The Marriott Rivercenter in San Antonio reported an 11%, or $921,000, increase in first quarter revenues compared to the same period in 1997. This increase is due to a 9%, or $762,000, increase in room revenues. Room revenues increased due to an 8% increase in REVPAR resulting from a 6% increase in the average room rate to approximately $153 combined with 2.0 percentage point increase in average occupancy to the high-80's. The increase in average room rate is primarily due to a slight shift in customer mix from group business to transient business. In addition, Hotel management has reduced the number of special corporate accounts, replacing this business with higher rated transient business. The Hotel is planning a major renovation of its ballroom this year at an estimated cost of $3.5 million.

     Revenues at the San Ramon Marriott Hotel increased 33%, or $485,000, during the first quarter of 1998 when compared to the first quarter of 1997. The increase is due to a 30%, or $613,000, increase in room revenues. Room revenues increased due to a significant increase in REVPAR. REVPAR increased 25% when compared to 1997 results due to a 23% increase in the average room rate to approximately $132 combined with a 1.3 percentage point increase in average occupancy to the low-80's. The increase in the average room rate is due to Hotel management's continued success in increasing the corporate rate. Hotel's management anticipates average occupancy may decline slightly during the remainder of 1998, but has instituted aggressive cost containment strategies to counter the softened demand.

     The Santa Clara Marriott Hotel reported a 33%, or $1,626,000, increase in first quarter 1998 revenues when compared to the same period in 1997. The increase is primarily due to a 19%, or $1,103,000, increase in room revenues coupled with a 67%, or $490,000, increase in food and beverage revenues. Room revenues increased due to a 18% increase in REVPAR. REVPAR increased due to a 21% increase in the average room rate to approximately $175, partially offset by a 2.3 percentage point decrease in average occupancy to the low-80's. The increase in the average room rate is due to an increase in the corporate rate in conjunction with an overall increase in corporate and group demand. Food and beverage revenues increased primarily due to heavier utilization of the catering facilities by existing groups and the implementation of a new service charge for meeting room rental. Hotel management is planning to offset softened average occupancy in the Santa Clara market by initiating special corporate rates and pursuing room contracts with local technology companies.

     Operating Costs and Expenses. In first quarter 1998, operating costs and expenses increased $112,000 to $9.4 million. As a percentage of revenues, operating costs and expenses represented 49% and 48% of revenues for first quarter 1998 and first quarter 1997, respectively.

     Operating Profit. In first quarter 1998, operating profit decreased $302,000 to $9.9 million primarily due to changes in revenues and operating costs and expenses discussed above. As a percentage of total revenues, operating profit represented 51% and 52% of revenues for first quarter 1998 and first quarter 1997, respectively.

     Interest Expense. Interest expense decreased slightly for the first quarter of 1998 when compared to the same period in 1997 due to a lower principal balance on the Partnership's Mortgage Debt as a result of the principal amortization that began in the fourth quarter of 1997.

     Equity in Income of Santa Clara Partnership. In first quarter 1998, equity in income of the Santa Clara Partnership increased $632,000 to $1.1 million primarily due to improved hotel operations at the Santa Clara Hotel combined with a slight decrease in interest expense on the Santa Clara Mortgage Debt.

     Net Income. In first quarter 1998, net income increased $336,000 to $6.8 million, or 35% of revenues, from $6.5 million, or 33% of revenues, in first quarter 1997 primarily due to an increase in equity in income of Santa Clara Partnership, partially offset by a decrease in operating profit.

CAPITAL RESOURCES AND LIQUIDITY

     The Partnership's financing needs have historically been funded through loan agreements with independent financial institutions. The General Partner believes that the Partnership will have sufficient capital resources and liquidity to continue to conduct its operations in the ordinary course of business.

     Mortgage Debt The Partnership's mortgage debt consists of a $222.5 million nonrecourse mortgage loan (the "Mortgage Debt") which accrues interest at a fixed rate of 8.22%. Payments of interest only were required during the first loan year (October 1996 through September 1997) and then principal amortization based on a 20-year amortization schedule began with the second loan year. This principal amortization is expected to improve the financial condition of the Partnership by reducing the Partnership's long-term indebtedness. The General Partner expects cash flows from the Partnership Hotels and the Santa Clara Hotel will be sufficient to provide for the Partnership's debt service.

     Principal Sources and Uses of Cash The Partnership's principal sources of cash are cash from operations and cash distributions from the Santa Clara Partnership. Its principal uses of cash are to pay debt service on the Partnership's Mortgage Debt, to fund the property improvement funds of the Hotels, to establish reserves required by the lender and to make cash distributions to the partners. Additionally, in 1997, the Partnership utilized cash to pay financing costs incurred in connection with the refinancing of the Partnership's Mortgage Debt and the Santa Clara Partnership's Mortgage Debt.

     Total cash provided by operating activities was $5.5 million and $5.9 million for the twelve weeks ended March 27, 1998 and March 28, 1997, respectively. The decrease was due to a change in operating accounts partially offset by an increase in net income.

     Cash used in investing activities increased to $3.1 million for the quarter ended March 27, 1998 from $1.8 million for the quarter ended March 28, 1997, primarily due to an increase in property and equipment expenditures at the New Orleans Hotel associated with the refurbishment of all of the guest rooms. Contributions to the property improvement funds of the Hotels were $2.1 million and $1.8 million for the twelve weeks ended March 27, 1998 and March 28, 1997, respectively.

     Cash provided by financing activities was $340,000 for the twelve weeks ended March 27, 1998, while cash used in financing activities was $34,000 for the twelve weeks March 28, 1997. The change in financing activities is primarily due to a net increase in the restricted lender reserves, partially offset by cash utilized to make principal payments on the Partnership's mortgage debt. The change in the reserve accounts includes $1.7 million of capital expenditure reimbursements reduced by $194,000 of interest earned on the lender reserves.

     The General Partner believes that cash from Hotel operations and the reserves established in conjunction with the refinancing will continue to meet the short and long-term operational and capital needs of the Partnership. Including the final 1997 distribution made in April 1998 of $9,864 per limited partner unit, the Partnership distributed $26,621 per limited partner unit from 1997 operating cash flow. This represents a 26.6% annual return on invested capital. In addition, in May 1998, the Partnership made a cash distribution of $5,000 per limited partner unit from first quarter 1998 operating cash flow. Prospectively, the Partnership expects to increase distribution frequency from its historic bi-annual distributions if operating results and forecasts indicate it is warranted.

     The Partnership is required to maintain the Hotels and the Santa Clara Hotel in good condition. Under each of the Partnership Hotels and the Santa Clara Hotel management agreements, the Partnership is required to make annual contributions to the property improvement funds which provide funding for replacement of furniture, fixtures and equipment. The General Partner believes the property improvement funds, as adjusted in the case of the New Orleans Hotel, and the capital reserves established in conjunction with the refinancing, will be adequate for the future capital repairs and replacement needs of the Hotels and the Santa Clara Hotel. As previously reported, a 2% increase to 7% in the contribution percentage for the New Orleans Marriott Hotel was made in 1997 and will be made in 1998 to allow for adequate funding of the total rooms refurbishment of the New Orleans Hotel's guest rooms. This project is underway and will encompass the replacement of the carpeting, bedspreads, upholstery, drapes and other similar items and also the dressers, chairs, beds and other furniture. The project is scheduled to be completed in July 1998 at a cost of approximately $13.0 million.

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

     On April 23, 1996, MacKenzie Patterson Special Fund 2, L.P. ("MacKenzie Patterson"), a limited partner of the Partnership, filed a class-action lawsuit in the Circuit Court for Montgomery County, Maryland, against the Partnership, as a nominal defendant, MHPII Acquisition Corp. ("MHPII Acquisition"), a wholly-owned subsidiary of Host Marriott Corporation, Host Marriott Corporation, the General Partner and the directors of the General Partner, alleging, among other things, that the defendants had violated their fiduciary duties in connection with MHPII Acquisition's tender offer. The complaint sought certification as a class-action, to enjoin the tender offer and its associated consent solicitation, and damages. Subsequently, MacKenzie Patterson dismissed the Montgomery County action and refiled in Delaware State Chancery Court. In separate lawsuits, filed on April 24, 1996, in Delaware State Chancery Court and on May 10, 1996, in the Circuit Court for Palm Beach County, Florida, two other limited partners of the Partnership sought similar relief. The Chancery Court consolidated the two Delaware lawsuits and on June 12, 1996, entered an order denying the Delaware plaintiff's motion to enjoin the tender offer and consent solicitation. The defendants moved to dismiss this consolidated action and to stay discovery. While the defendants' motion to dismiss was pending, MacKenzie Patterson filed its own motion to dismiss the consolidated Delaware cases so that it could join in the Florida action. The Chancery Court entered an order granting MacKenzie Patterson's motion to dismiss on September 17, 1997. The defendants removed the Florida action to federal court and filed motions to dismiss, or in the alternative, to stay the action pending resolution of the Delaware action. This case is styled Leonard Rosenblum, as Trustee of the Sylvia Bernice Rosenblum Trust, et al. v. Marriott MHP Two Corporation, et al., Case No. 96-8377-CIV-HURLEY. Although the District Court denied these motions, it required the Florida plaintiff to file a second amended complaint. Subsequently, the Florida plaintiff filed yet a third amended complaint. The defendants' motion to dismiss the fraud and derivative claims of the third amended complaint has been pending since July 21, 1997. In addition, the defendants have sought to deny class certification in this case, because, among other things, the Florida plaintiff failed to seek certification for nearly two years. MacKenzie Patterson filed its Florida complaint on December 18, 1997, styled MacKenzie Patterson Special Fund 2, L.P., et al. v. Marriott MHP Two Corporation, et al., Case No. 97-8989-CIV-HURLEY, and the defendants have moved to dismiss this latest effort on jurisdictional grounds and because MacKenzie Patterson failed to plead its fraud and derivative claims properly. The defendants believe that the latest Florida complaints are equally without merit and intend to continue vigorously defending these actions. As previously stated, the Partnership is named only as a nominal defendant in both lawsuits. Accordingly, final resolution of these matters will not have any adverse effect on business, financial condition or results of operations of the Partnership.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

a.        Exhibits- None.

b.        Reports on Form 8-K

          A Form 8-K was filed with the Securities and Exchange Commission on May 8, 1998. In this filing, Item 5 - Other Events discloses the announcement by Host Marriott, parent company of the General Partner of the Partnership, that Host Marriott's Board of Directors has authorized Host Marriott to reorganize its business operations to qualify as a real estate investment trust, effective as of January 1, 1999. A copy of the press release was included as an Item 7 - Exhibit in this Form 8-K filing.

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


                            MARRIOTT HOTEL PROPERTIES II
                            LIMITED PARTNERSHIP

                            By:      MARRIOTT MHP TWO CORPORATION
                                     General Partner


May 11, 1998                By:      /s/Patricia K. Brady
                                     Patricia K. Brady
                                     Vice President and Chief Accounting Officer