Form 10-Q
period 1998-06-19
MARRIOTT HOTEL PROPERTIES II LIMITED PARTNERSHIP
filed 1998-07-31
CIK 845240

================================================================================

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 19, 1998

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                           Commission File No. 0-28222


                MARRIOTT HOTEL PROPERTIES II LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)
               Delaware                           52-1990352
-------------------------------------------------------------------------------
     (State of Organization)           (I.R.S. Employer Identification Number)
10400 Fernwood Road, Bethesda, MD                 20817-1109
--------------------------------------------------------------------------------
(Address of principal executive offices)          (Zip Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes x No ____.

================================================================================

================================================================================
                Marriott Hotel Properties II Limited Partnership
================================================================================



                               TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION

                                                                        PAGE NO.

Item 1. Financial Statements

                  Condensed Statement of Operations
                      Twelve and Twenty-Four Weeks Ended
                           June 19, 1998 and June 20, 1997.....................3

                  Condensed Balance Sheet
                      June 19, 1998 and December 31, 1997......................4

                  Condensed Statement of Cash Flows
                      Twenty-Four Weeks Ended June 19, 1998 and June 20, 1997..5

                  Notes to Condensed Financial Statements......................6

Item 2. Management's Discussion and Analysis of Financial Condition
                      and Results of Operations...............................10



                           PART II - OTHER INFORMATION


Item 1. Legal Proceedings.....................................................14

Item 6. Exhibits and Reports on Form 8-K......................................15

                          PART I. FINANCIAL INFORMATION


                          ITEM 1. FINANCIAL STATEMENTS

                Marriott Hotel Properties II Limited Partnership
                        Condensed Statement of Operations
                                   (Unaudited)
                     (in thousands, except per Unit amounts)


                                                       Twelve Weeks Ended               Twenty-Four Weeks Ended
                                                   June 19,          June 20,         June 19,          June 20,
                                                     1998              1997             1998              1997
                                                 -------------    --------------    -------------    --------------

REVENUES $.......................................$      18,598      $     17,046       $   37,946      $     36,584
                                                   -----------       -----------      -----------    --------------

OPERATING COSTS AND EXPENSES
   Depreciation..................................        3,316             2,936            6,285             6,042
   Incentive management fees.....................        2,708             2,509            5,550             5,410
   Property taxes................................        1,594             1,366            3,178             2,760
   Base management fees..........................        1,179             1,113            2,390             2,303
   Ground rent ..................................          537               490            1,090               993
   Insurance and other...........................          284               239              559               467
                                                 -------------    --------------    -------------    --------------
                                                         9,618             8,653           19,052            17,975
                                                 -------------    --------------    -------------    --------------

OPERATING PROFIT.................................        8,980             8,393           18,894            18,609
   Interest expense..............................       (4,293)           (4,337)          (8,708)           (8,827)
   Interest income...............................          432               606              714               957
                                                 -------------    --------------    -------------    --------------

INCOME BEFORE EQUITY IN INCOME OF
   SANTA CLARA PARTNERSHIP.......................        5,119             4,662           10,900            10,739

EQUITY IN INCOME OF
   SANTA CLARA PARTNERSHIP.......................          796               684            1,856             1,112
                                                 -------------    --------------    -------------    --------------

NET INCOME.......................................$       5,915    $        5,346    $      12,756    $       11,851
                                                 =============    ==============    =============    ==============

ALLOCATION OF NET INCOME
   General Partner...............................$          59    $           53    $         127    $          119
   Limited Partners..............................        5,856             5,293           12,629            11,732
                                                 -------------    --------------    -------------    --------------

                                                 $       5,915    $        5,346    $      12,756      $     11,851
                                                 =============    ==============       ==========        ===========

NET INCOME PER LIMITED PARTNER UNIT
   (745 Units)...................................$       7,860    $        7,105    $      16,952    $       15,748
                                                 =============    ==============    =============    ==============





                  See Notes to Condensed Financial Statements.

                Marriott Hotel Properties II Limited Partnership
                             Condensed Balance Sheet
                                 (in thousands)


                                                                                    June 19,         December 31,
                                                                                      1998               1997
                                                                                    (unaudited)

                                     ASSETS

   Property and equipment, net....................................................$     194,173    $       197,512
   Due from Marriott Hotel Services, Inc..........................................       10,208              7,063
   Other assets...................................................................       11,031              8,510
   Deferred financing costs, net..................................................        5,523              5,663
   Restricted cash reserves.......................................................       17,122             20,307
   Cash and cash equivalents......................................................        7,900             10,363
                                                                                  -------------    ---------------

                                                                                  $     245,957    $       249,418
                                                                                  =============    ===============


                        LIABILITIES AND PARTNERS' CAPITAL

   LIABILITIES
     Mortgage debt................................................................$     219,644    $       221,814
     Investment in Santa Clara Partnership........................................        7,726              8,737
     Due to Marriott International, Inc.  ........................................        4,203              3,567
     Accounts payable and accrued expenses........................................        1,677              4,163
                                                                                  -------------    ---------------

         Total Liabilities........................................................      233,250            238,281
                                                                                  -------------    ---------------

   PARTNERS' CAPITAL
     General Partner..............................................................          272                256
     Limited Partners.............................................................       12,435             10,881
                                                                                  -------------    ---------------

         Total Partners' Capital..................................................       12,707             11,137
                                                                                  -------------    ---------------

                                                                                  $     245,957    $       249,418
                                                                                  =============    ===============














                  See Notes to Condensed Financial Statements.


                Marriott Hotel Properties II Limited Partnership
                        Condensed Statement of Cash Flows
                                   (Unaudited)
                                 (in thousands)


                                                                                        Twenty-Four Weeks Ended
                                                                                      June 19,          June 20,
                                                                                        1998              1997
                                                                                    -------------    ---------

OPERATING ACTIVITIES
   Net income ......................................................................$      12,756    $       11,851
   Noncash items....................................................................        4,647             5,087
   Change in operating accounts.....................................................       (3,273)              546
                                                                                    -------------    --------------

         Cash provided by operating activities......................................       14,130            17,484
                                                                                    -------------    --------------

INVESTING ACTIVITIES
   Additions to property and equipment, net.........................................       (2,946)           (2,764)
   Change in property improvement fund..............................................       (2,521)           (1,922)
   Distributions from Santa Clara Partnership.......................................          845               982
                                                                                    -------------    --------------

         Cash used in investing activities..........................................       (4,622)           (3,704)
                                                                                    -------------    --------------

FINANCING ACTIVITIES
   Capital distributions to partners................................................      (11,186)           (9,875)
   Repayment of mortgage debt.......................................................       (2,170)               --
   Change in restricted lender reserves, net........................................        1,385            (2,139)
   Payment of financing costs.......................................................           --               (34)
                                                                                    -------------    --------------

         Cash used in financing activities..........................................      (11,971)          (12,048)
                                                                                    -------------    --------------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS....................................       (2,463)            1,732

CASH AND CASH EQUIVALENTS at beginning of period....................................       10,363            16,372
                                                                                    -------------    --------------

CASH AND CASH EQUIVALENTS at end of period..........................................$       7,900    $       18,104
                                                                                    =============    ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for mortgage interest..................................................$       9,181    $        9,246
                                                                                    =============    ==============












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

      In the opinion of the Partnership, the accompanying condensed unaudited financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of June 19, 1998; the results of operations for the twelve and twenty-four weeks ended June 19, 1998, and June 20, 1997; and cash flows for the twenty-four weeks ended June 19, 1998, and June 20, 1997. Interim results are not necessarily indicative of fiscal year performance because of seasonal and short-term variations.

      For financial reporting purposes, net income of the Partnership is allocated 99% to the limited partners and 1% to the General Partner. Significant differences exist between the net income for financial reporting purposes and the net income reported for Federal income tax purposes. These differences are due primarily to the use for income tax purposes of accelerated depreciation methods and shorter depreciable lives of assets and differences in the timing of recognition of incentive management fee expense.

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

3. Certain reclassifications were made to the prior year condensed financial statements to conform to the current year presentation.

4. Hotel revenues represent house profit of the Partnership's Hotels since the Partnership has delegated substantially all of the operating decisions related to the generation of house profit of the Hotels to Marriott Hotel Services, Inc. (the "Manager"). House profit reflects hotel operating results which flow to the Partnership as property owner and represents gross hotel sales less property-level expenses, excluding depreciation and amortization, base and incentive management fees, property taxes, ground rent, insurance and certain other costs, which are disclosed separately in the condensed statement of operations

      On November 20, 1997, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board reached a consensus on EITF 97-2 "Application of FASB Statement No. 94 and APB Opinion No. 16 to Physician Practice Management Entities and Certain Other Entities with Contractual Management Arrangements." EITF 97-2 addresses the circumstances in which a management entity may include the revenues and expenses of a managed entity in its financial statements.

      The Partnership is assessing the impact of EITF 97-2 on its policy of excluding property-level revenues and operating expenses of the Hotels from its statements of operations. If the Partnership concludes that EITF 97-2 should be applied to the Hotels, it would include operating results of this managed operation in its financial statements. Application of EITF 97-2 to financial statements as of and for the twelve and twenty-four weeks ended June 19, 1998, would have increased both revenues and operating expenses by approximately $20.7 million and $41.7 million, respectively, and would have had no impact on net income.

      Partnership revenues generated by the Hotels for 1998 and 1997, consist of (in thousands):

                                                   Twelve Weeks Ended                   Twenty-Four Weeks Ended
                                               June 19,          June 20,             June 19,          June 20,
                                                 1998              1997                 1998              1997
                                            --------------    -------------         -------------    ---------

      HOTEL SALES
         Rooms..............................$       26,482    $      24,479         $      52,920    $       50,384
         Food and beverage..................        10,630           10,469                22,223            22,072
         Other..............................         2,161            2,159                 4,514             4,320
                                            --------------    -------------         -------------    --------------
                                                    39,273           37,107                79,657            76,776
                                            --------------    -------------         -------------    --------------
      HOTEL EXPENSES
         Departmental direct costs
           Rooms............................         4,851            4,656                 9,499             9,151
           Food and beverage................         7,386            7,235                15,315            14,952
         Other hotel operating expenses.....         8,438            8,170                16,897            16,089
                                            --------------    -------------         -------------    --------------
                                                    20,675           20,061                41,711            40,192
                                            --------------    -------------         -------------    --------------

      HOTEL REVENUES........................$       18,598    $      17,046         $      37,946    $       36,584
                                            ==============    =============         =============    ==============


5. Summarized financial information for the Santa Clara Partnership for 1998 and 1997, is as follows (in thousands):

                                                   Twelve Weeks Ended                   Twenty-Four Weeks Ended
                                               June 19,          June 20,             June 19,          June 20,
                                                 1998              1997                 1998              1997
                                            --------------    -------------         -------------    ---------
                                                       (Unaudited)                            (Unaudited)

      Condensed Statement of Operations

      REVENUES..............................$        5,876    $       5,260         $      12,490    $       10,247

      OPERATING COSTS AND EXPENSES
         Incentive management fees..........           937              826                 2,008             1,610
         Depreciation and amortization......           708              464                 1,424             1,134
         Base management fees...............           367              342                   760               668
         Property taxes.....................           122              122                   245               244
         Ground rent, insurance and other...           136              149                   257               230
                                            --------------    -------------         -------------    --------------
                                                     2,270            1,903                 4,694             3,886
                                            --------------    -------------         -------------    --------------

      OPERATING PROFIT......................         3,606            3,357                 7,796             6,361
         Interest expense...................          (826)            (835)               (1,675)           (1,699)
         Interest income....................            58              102                   107               102
                                            --------------    -------------         -------------    --------------

      NET INCOME............................$        2,838    $       2,624         $       6,228    $        4,764
                                            ==============    =============         =============    ==============


                                                                                    June 19,         December 31,
                                                                                      1998               1997
                                                                                   (Unaudited)

      Condensed Balance Sheet

         Property and equipment, net..............................................$      27,623    $         28,688
         Property Improvement Fund................................................        3,554               2,619
         Due from Marriott Hotel Services, Inc....................................        2,649               2,059
         Cash and cash equivalents................................................        4,949               3,177
                                                                                  -------------    ----------------

             Total Assets.........................................................$      38,775    $         36,543
                                                                                  =============    ================

         Mortgage debt............................................................$      42,942    $         43,366
         Due to Marriott Hotel Services, Inc......................................          475                 970
         Accounts payable and accrued expenses....................................          322                 482
         Partners' deficit........................................................       (4,964)             (8,275)
                                                                                  -------------    ----------------

             Total Liabilities and Partners' Deficit..............................$      38,775    $         36,543
                                                                                  =============    ================


6. As previously reported, Host Marriott, parent company of the General Partner of the Partnership, announced on April 17, 1998, that its Board of Directors authorized Host Marriott to reorganize its business operations to qualify as a real estate investment trust ("REIT") to become effective as of January 1, 1999. As part of the REIT conversion, Host Marriott formed a new operating partnership (the "Operating Partnership"), and limited partners in certain Host Marriott full-service hotel partnerships and joint ventures, including the Marriott Hotel Properties II Limited Partnership, are expected to be given an opportunity to receive, on a tax-deferred basis, Operating Partnership units in the Operating Partnership in exchange for their current limited partnership interests. The Operating Partnership units would be redeemable by the limited partner for freely traded Host Marriott shares (or the cash equivalent thereof) at any time after one year from the closing of the merger. In connection with the REIT conversion, the Operating Partnership filed a Registration Statement on Form S-4 with the Securities and Exchange Commission on June 2, 1998. Limited partners will be able to vote on this Partnership's participation in the merger later this year through a consent solicitation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Certain matters discussed herein are forward-looking statements and as such may involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Partnership to be different from any future results, performance or achievements expressed or implied by such forward-looking statements. Although the Partnership believes the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be attained. The Partnership undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

RESULTS OF OPERATIONS

REVPAR, or revenue per available room, represents the combination of the average daily room rate charged and the average daily occupancy achieved and is a commonly used indicator of hotel performance (although it is not a GAAP, or generally accepted accounting principles, measure of revenue). The following charts summarize REVPAR and the percentage change from the prior year for each Partnership Hotel for the twelve and twenty-four weeks ended June 19, 1998, and June 20, 1997:

                                        Twelve Weeks Ended                         Twenty-Four Weeks Ended
                           --------------------------------------------  ---------------------------------------
                               June 19, 1998           June 20, 1997         June 19, 1998         June 20, 1997
                           --------------------    --------------------  --------------------  -----------------

                           REVPAR      % Change    REVPAR      % Change  REVPAR      % Change  REVPAR      % Change

San Antonio                $     135         7%    $     126         4%  $     136         8%  $     126         5%
New Orleans                $     111        10%    $     101       (5%)  $     109         --  $     109         5%
San Ramon                  $     103         7%    $      96        15%  $     105        15%  $      91        12%
Santa Clara                $     134         8%    $     124        22%  $     138        14%  $     121        24%

Combined Average           $     122        10%    $     111         3%  $     123         8%  $     114         8%


Revenues. Partnership revenues for the twelve and twenty-four week periods in 1998 increased by 9% and 4%, respectively when compared to 1997 results. The increase in overall revenues is primarily due to a 5% increase in total room sales. For the twelve weeks ended June 19, 1998, REVPAR increased 10% due to a 13% increase in the combined average room rate, elevating it to approximately $151 from $134, that was partially offset by a three percentage point decrease in combined average occupancy as compared to the same twelve week period in 1997. In comparison, for the twenty-four weeks ended June 19, 1998, REVPAR increased 8% as a result of a 11% increase in the combined average room rate over the same period last year to approximately $153 from $137 partially offset by a two percentage point decline in combined average occupancy.

The Marriott Rivercenter in San Antonio reported a 10%, or $1.7 million, increase in year to date second quarter 1998 revenues compared to the same period in 1997. This increase primarily is due to a 9% increase in room revenues to $22.8 million. Room revenues increased due to an 8% increase in REVPAR to $136, resulting from a 7% increase in the average room rate to approximately $154 combined with a slight increase in average occupancy. The increase in the average room rate is primarily due to more emphasis being placed on higher-rated transient business versus group business. Second quarter 1998 revenues at the Hotel increased to $9.2 million from $8.4 million in second quarter 1997, or 9%. Contributing to the increase in hotel revenues for the second quarter 1998 were room sales and food and beverage sales, up 7% and 5%, respectively, over the same quarter of last year. Hotel management has accomplished the increase in revenues by monitoring the number of special corporate accounts and by replacing this business with higher-rated transient business. The Hotel has begun a major renovation of its ballroom which will position it to compete more effectively for banquet business in the future.

Year to date revenues at the New Orleans Marriott Hotel decreased 6%, or $990,000, for 1998 when compared to the same period in 1997. The decrease is primarily due to a 9% decrease in food and beverage revenues and an increase in other Hotel operating costs. The year to date average room rate increased by 6% as compared to year to date 1997 due to rate increases in both group and transient room rates. Year to date average occupancy declined by five percentage points to 75% primarily due to city wide convention group traffic being down significantly during 1998. Additionally, the rooms renovation project contributed to the shortfall by creating a lack of room availability. Second quarter 1998 as compared to second quarter 1997 reflects a 9% increase in revenues. The increase in revenues is driven by a 9% increase in room sales. The lobby and restaurant renovations have now been completed, and the rooms renovation was completed over the July 4th weekend. In a continuing effort to replace lost roomnights due to the major conventions rotating to other cities in 1998, Hotel management is targeting small groups which will also enable them to increase the average room rate.

Year to date revenues at the San Ramon Marriott Hotel increased 21%, or $637,000 when compared to 1997. The increase is due to a 19%, or $820,000, increase in room revenues. Room revenues increased due to a significant increase in REVPAR. REVPAR increased 15% when compared to 1997 which was attributable to a 21% increase in the average room rate to approximately $131, while average occupancy fell by four percentage points to the low-80's. Second quarter 1998 produced a 10% increase in revenues over second quarter 1997. Factors contributing to the increase were a 7% increase in room sales over last year's second quarter due to a 4% increase in average room rate from approximately $109 to $113, which resulted in a 2% improvement in REVPAR. The increase in the average room rate is due to Hotel management's continued success in increasing the corporate rate. Room margins continue to maintain a 2% premium over 1997 due to an increase in room rates and cost efficiencies. In addition, sales promotion efforts instituted an Events Booking Center to capture more of the group business market.

The Santa Clara Marriott Hotel reported a 22%, or $2.2 million, increase for year to date 1998 revenues when compared to the same period in 1997. The increase is primarily due to a 14% increase in room revenues and a 14% increase in food and beverage revenues. Room revenues increased due to a 19% increase in the average room rate to approximately $172, deriving a 14% increase in REVPAR, while average occupancy decreased four percentage points to the low-80's. In comparison to year to date figures, second quarter 1998 results reflect an 11% increase in revenues as compared to second quarter 1997. Factors contributing to the increase are room sales and food and beverage sales, improving 8% and 5%, respectively. Second quarter 1998 average occupancy fell by seven percentage points while the average room rate improved 17% in comparison to second quarter 1997. The overall increase in the average room rate is supported by an increase in regular corporate rates. Hotel management is striving to improve occupancy by offering special corporate rates and pursuing room contracts with local technology companies. Food and beverage revenues increased primarily due to heavier utilization of the catering facilities by existing groups, the implementation of a new service charge for meeting room rental, and effective menu pricing in the Hotel's restaurant. A major rooms renovation is planned for the Hotel this year with work scheduled to commence in November and conclude in early 1999.

Operating Costs and Expenses. For the twenty-four weeks ended June 19, 1998, operating costs and expenses increased by $1.1 million to $19.1 million over last year at June 20, 1997. For the twelve weeks ended June 19, 1998, operating costs and expenses increased by $965,000 to $9.6 million over second quarter 1997. Operating costs and expenses increased primarily due to increases in depreciation expense and property taxes expense.

Operating Profit. For the twenty-four weeks ended June 19, 1998, operating profit increased $285,000 to $18.9 million primarily due to an increase in revenues which was partially offset by the increase in operating costs and expenses discussed above. For the twelve weeks ending June 19, 1998, operating profit increased $587,000, or 7%, to $9.0 million.

Interest Expense. Interest expense decreased slightly when comparing both year to date and second quarter 1998 results to the same periods in 1997 due to a lower principal balance on the Partnership's Mortgage Debt as a result of the principal amortization that began in the fourth quarter of 1997.

Equity in Income of Santa Clara Partnership. For year to date second quarter 1998, equity in income of the Santa Clara Partnership increased by $744,000 to $1.9 million primarily due to improved hotel operations at the Santa Clara Hotel combined with a slight decrease in interest expense on the Santa Clara Mortgage Debt. For second quarter 1998, equity in income of the Santa Clara Partnership increased by $112,000, or 16%, as compared to second quarter last year.

Net Income. For year to date second quarter 1998, net income increased by $905,000 to $12.8 million. For second quarter 1998, net income increased by $569,000 to $5.9 million. These increases primarily resulted from an increase in operating profit and in equity in income of the Santa Clara Partnership.

CAPITAL RESOURCES AND LIQUIDITY

The Partnership's financing needs have historically been funded through loan agreements with independent financial institutions. The General Partner believes that the Partnership will have sufficient capital resources and liquidity to continue to conduct its operations in the ordinary course of business.

Mortgage Debt

The Partnership's mortgage debt consists of a $222.5 million nonrecourse mortgage loan (the "Mortgage Debt") which accrues interest at a fixed rate of 8.22%. Payments of interest only were required during the first loan year (October 1996 through September 1997) and then principal payments based on a 20-year amortization schedule began in October 1997. This principal amortization is expected to improve the financial condition of the Partnership by reducing the Partnership's long-term indebtedness. The General Partner expects that cash flows from the Partnership Hotels and the Santa Clara Hotel will be sufficient to provide for the Partnership's debt service.

Principal Sources and Uses of Cash

The Partnership's principal sources of cash are cash from operations and cash distributions from the Santa Clara Partnership. Its principal uses of cash are to pay debt service on the Partnership's Mortgage Debt, to fund the property improvement funds of the Hotels, and to make capital distributions to the partners. Additionally, in 1997 the Partnership utilized cash to establish capital reserves required by the lender and to pay financing costs incurred in connection with the refinancing of the Partnership's Mortgage Debt and the Santa Clara Partnership's Mortgage Debt.

Total cash provided by operating activities was $14.1 million and $17.5 million for the twenty-four weeks ended June 19, 1998 and June 20, 1997, respectively. This decrease was due to a change in operating accounts partially offset by an increase in net income.

Cash used in investing activities increased to $4.6 million for the twenty-four weeks ended June 19, 1998 from $3.7 million for the twenty-four weeks ended June 20, 1997. Property and equipment expenditures have increased to $2.9 million as compared to $2.8 million over the same period last year, and the year to date net change in the property improvement funds of the Hotels was $2.5 million and $1.9 million for the twenty-four weeks ended June 19, 1998 and June 20, 1997, respectively. Contributions to the property improvement funds of the Hotels were $4.2 million and $4.1 million for the twenty-four weeks ended June 19, 1998 and June 20, 1997, respectively.

Cash used in financing activities produced comparable results of $12.0 million for the twenty-four weeks ended June 19, 1998 and June 20, 1997. A net increase in restricted lender reserves was partially offset by cash utilized to make principal payments of $2.2 million on the Partnership's Mortgage Debt. Additionally, capital distributions increased to $11.2 million from $9.9 million for the twenty-four weeks ended June 19, 1998 and June 20, 1997, respectively.

The General Partner believes that cash from Hotel operations and the reserves established in conjunction with the refinancing will continue to meet the short and long-term operational and capital needs of the Partnership. In August 1998, the Partnership will make a cash distribution of $6,700 per limited partner unit from second quarter 1998 operating cash flow bringing total distributions year to date from 1998 operating cash flow to $11,700 per limited partner unit.

The Partnership is required to maintain the Hotels and the Santa Clara Hotel in good condition. Under each of the Partnership Hotels and the Santa Clara Hotel management agreements, the Partnership is required to make annual contributions to the property improvement funds which provide funding for replacement of furniture, fixtures and equipment. The General Partner believes the property improvement funds, as adjusted in the case of the New Orleans Hotel, and the capital reserves established in conjunction with the refinancing will be adequate for the future capital repairs and replacement needs of the Hotels and the Santa Clara Hotel. As previously reported, the escrow contribution percentage for the New Orleans Marriott Hotel increased from 5% to 7% in late 1997 and will continue at 7% through 1998 to allow for adequate funding of the total rooms refurbishment of its guest rooms. This project was completed in July 1998, and during the refurbishment, the Hotel replaced the carpeting, bedspreads, upholstery, drapes and other similar items as well as the dressers, chairs, beds and other furniture in the guest rooms.

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

The defendants removed the Florida action to federal court and filed motions to dismiss the case. This case is styled Leonard Rosenblum, as Trustee of the Sylvia Bernice Rosenblum Trust, et al. v. Marriott MHP Two Corporation, et al., Case No. 96-8377-CIV-HURLEY. Although the District Court denied these motions, it required Rosenblum to file a second amended complaint. Subsequently, Rosenblum filed yet a third amended complaint. The defendants subsequently filed motions to dismiss the third amended complaint. In addition, the defendants sought to deny class certification in this case, because, among other things, Rosenblum failed to seek certification for nearly two years. MacKenzie Patterson filed its Florida complaint on December 18, 1997, styled MacKenzie Patterson Special Fund 2, L.P., et al. v. Marriott MHP Two Corporation, et al., Case No. 97-8989-CIV-HURLEY, and the defendants are seeking dismissal of this latest effort on jurisdictional grounds and because MacKenzie Patterson failed to plead its fraud and derivative claims properly. On May 28, 1998, the District Court granted the defendants' motions and dismissed MacKenzie Patterson's Florida complaint and Rosenblum's third amended complaint, but allowed both sets of plaintiffs to amend their complaints. On June 19, 1998, the District Court dismissed MacKenzie Patterson's amended Florida complaint, again allowing
MacKenzie Patterson to replead, but the court also entered an order to show cause why the case should not be dismissed and closed. Four days later the District Court dismissed Rosenblum's fourth amended complaint, again allowing Rosenblum to replead, and Rosenblum filed a fifth amended complaint on July 3, 1998. The defendants believe that the latest Florida complaints are equally without merit and intend to continue vigorously defending these actions. As previously stated, the Partnership is named only as a nominal defendant in both lawsuits. Accordingly, final resolution of these matters will not have any adverse effect on business, financial condition or results of operations of the Partnership.


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

                    A Form 8-K was filed with the Securities and Exchange Commission on June 19, 1998. In this filing, Item 5 - Other Events discloses that the General Partner sent the limited partners of the Partnership a letter to inform them of the proposed reorganization of Host Marriott's business operations to qualify as a real estate investment trust and to provide them with the estimated exchange value per Partnership unit. A copy of the letter was included as an
                    Item 7 - Exhibit in this Form 8-K filing.

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


                                MARRIOTT HOTEL PROPERTIES II LIMITED PARTNERSHIP

                       By:      MARRIOTT MHP TWO CORPORATION
                                General Partner


                       By:      /s/Earla L. Stowe
                                Earla L. Stowe
                                Vice President and Chief Accounting Officer
                                July 31, 1998