Form 10-Q
period 1998-09-11
MARRIOTT HOTEL PROPERTIES II LIMITED PARTNERSHIP
filed 1998-10-27
CIK 845240

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 11, 1998

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                           Commission File No. 0-28222


                MARRIOTT HOTEL PROPERTIES II LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)
         Delaware                                           52-1990352
--------------------------------------------------------------------------------
 (State of Organization)                (I.R.S. Employer Identification Number)

10400 Fernwood Road, Bethesda, MD                           20817-1109
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


                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION

                                                                        PAGE NO.

Item 1. Financial Statements

            Condensed Statement of Operations
              Twelve and Thirty-Six Weeks Ended September 11, 1998 (Unaudited)
              and September 12, 1997 (Unaudited)...............................1

            Condensed Balance Sheet
              September 11, 1998 (Unaudited) and December 31, 1997.............2

            Condensed Statement of Cash Flows
              Thirty-Six Weeks Ended September 11, 1998  (Unaudited)
              and September 12, 1997 (Unaudited)...............................3

            Notes to Condensed Financial Statements (Unaudited)................4

Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations............................................7



                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings....................................................13

Item 6.  Exhibits and Reports on Form 8-K.....................................14

                          PART I. FINANCIAL INFORMATION


                          ITEM 1. FINANCIAL STATEMENTS

                Marriott Hotel Properties II Limited Partnership
                        Condensed Statement of Operations
                                   (Unaudited)
                     (in thousands, except per Unit amounts)



                                                             Twelve Weeks Ended                 Thirty-Six Weeks Ended
                                                       September 11,    September 12,       September 11,     September 12,
                                                           1998             1997                1998              1997
                                                     ----------------  ---------------    ----------------  ---------------
REVENUES (Note 4)....................................$         11,567  $        11,113    $         49,513  $        47,697
                                                     ----------------  ---------------    ----------------  ---------------

OPERATING COSTS AND EXPENSES
   Depreciation......................................           2,919            2,919               9,204            8,961
   Incentive management fees.........................           1,441            1,427               6,991            6,837
   Property taxes....................................           1,538            1,363               4,716            4,123
   Base management fees..............................             947              888               3,337            3,191
   Ground rent ......................................             450              466               1,540            1,459
   Insurance and other...............................             266              243                 825              710
                                                     ----------------  ---------------    ----------------  ---------------
                                                                7,561            7,306              26,613           25,281
                                                     ----------------  ---------------    ----------------  ---------------

OPERATING PROFIT.....................................           4,006            3,807              22,900           22,416
   Interest expense..................................          (4,275)          (4,338)            (12,983)         (13,165)
   Interest income...................................             375              625               1,089            1,582
                                                     ----------------  ---------------    ----------------  ---------------

INCOME BEFORE EQUITY IN INCOME OF
   SANTA CLARA PARTNERSHIP...........................             106               94              11,006           10,833

EQUITY IN INCOME OF
   SANTA CLARA PARTNERSHIP...........................             621              238               2,477            1,350
                                                     ----------------  ---------------    ----------------  ---------------

NET INCOME...........................................$            727  $           332    $         13,483  $        12,183
                                                     ================  ===============    ================  ===============

ALLOCATION OF NET INCOME
   General Partner...................................$              8  $             3    $            135  $           122
   Limited Partners..................................             719              329              13,348           12,061
                                                     ----------------  ---------------    ----------------  ---------------

                                                     $            727  $           332    $         13,483  $        12,183
                                                     ================  ===============    ================  ===============

NET INCOME PER LIMITED PARTNER UNIT
   (745 Units).......................................$            965  $           442    $         17,917  $        16,189
                                                     ================  ===============    ================  ===============


                  See Notes to Condensed Financial Statements.

                Marriott Hotel Properties II Limited Partnership
                             Condensed Balance Sheet
                                 (in thousands)



                                                                                          September 11,       December 31,
                                                                                              1998                1997
                                                                                           (unaudited)

                                 ASSETS

   Property and equipment, net..........................................................$        197,594    $       197,512
   Due from Marriott Hotel Services, Inc................................................           8,433              7,063
   Other assets.........................................................................           7,105              8,510
   Deferred financing costs, net........................................................           5,453              5,663
   Restricted cash reserves.............................................................          17,934             20,307
   Cash and cash equivalents............................................................           5,314             10,363
                                                                                        ----------------    ---------------

                                                                                        $        241,833    $       249,418
                                                                                        ================    ===============


                        LIABILITIES AND PARTNERS' CAPITAL

   LIABILITIES
     Mortgage debt......................................................................$        218,575    $       221,814
     Investment in Santa Clara Partnership..............................................           8,740              8,737
     Due to Marriott International, Inc.  ..............................................           3,233              3,567
     Accounts payable and accrued expenses..............................................           2,892              4,163
                                                                                        ----------------    ---------------

         Total Liabilities..............................................................         233,440            238,281
                                                                                        ----------------    ---------------

   PARTNERS' CAPITAL
     General Partner....................................................................             229                256
     Limited Partners...................................................................           8,164             10,881
                                                                                        ----------------    ---------------

         Total Partners' Capital........................................................           8,393             11,137
                                                                                        ----------------    ---------------

                                                                                        $        241,833    $       249,418
                                                                                        ================    ===============




                  See Notes to Condensed Financial Statements.

                Marriott Hotel Properties II Limited Partnership
                        Condensed Statement of Cash Flows
                                   (Unaudited)
                                 (in thousands)



                                                                                               Thirty-Six Weeks Ended
                                                                                          September 11,       September 12,
                                                                                              1998                1997
                                                                                        ----------------    ---------------

OPERATING ACTIVITIES
   Net income ..........................................................................$         13,483    $        12,183
   Noncash items........................................................................           7,658              7,863
   Change in operating accounts.........................................................          (4,021)            (1,660)
                                                                                        ----------------    ---------------

         Cash provided by operating activities..........................................          17,120             18,386
                                                                                        ----------------    ---------------

INVESTING ACTIVITIES
   Additions to property and equipment, net.............................................          (9,286)            (3,410)
   Change in restricted capital expenditure reserves....................................           2,797                281
   Distributions from Santa Clara Partnership...........................................           2,480              1,811
   Change in property improvement fund..................................................           1,212             (2,921)
   Working capital returned by Marriott Hotel Services, Inc.............................              94                 --
                                                                                        ----------------    ---------------

         Cash used in investing activities..............................................          (2,703)            (4,239)
                                                                                        ----------------    ---------------

FINANCING ACTIVITIES
   Capital distributions to partners....................................................         (16,227)           (18,680)
   Repayment of mortgage debt...........................................................          (3,239)                --
   Change in restricted debt service reserves...........................................              --             (1,508)
   Payment of financing costs...........................................................              --                (34)
                                                                                        ----------------    ---------------

         Cash used in financing activities..............................................         (19,466)           (20,222)
                                                                                        ----------------    ---------------

DECREASE IN CASH AND CASH EQUIVALENTS...................................................          (5,049)            (6,075)

CASH AND CASH EQUIVALENTS at beginning of period........................................          10,363             16,372
                                                                                        ----------------    ---------------

CASH AND CASH EQUIVALENTS at end of period..............................................$          5,314    $        10,297
                                                                                        ================    ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for mortgage interest......................................................$         13,787    $        13,920
                                                                                        ================    ===============





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

      In the opinion of the Partnership, the accompanying condensed unaudited financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of September 11, 1998, the results of operations for the twelve and thirty-six weeks ended September 11, 1998, and September 12, 1997, and cash flows for the thirty-six weeks ended September 11, 1998, and September 12, 1997. Interim results are not necessarily indicative of fiscal year performance because of seasonal and short-term variations.

      For financial reporting purposes, net income of the Partnership is allocated 99% to the limited partners and 1% to the general partner. Significant differences exist between the net income for financial reporting purposes and the net income reported for Federal income tax purposes. These differences are due primarily to the use, for income tax purposes, of accelerated depreciation methods and shorter depreciable lives of assets and differences in the timing of recognition of incentive management fee expense.

2. The Partnership owns the New Orleans, San Antonio Rivercenter and San Ramon Marriott Hotels (the "Hotels"). In addition, the Partnership owns a 50% limited partnership interest in the Santa Clara Marriott Hotel Limited Partnership (the "Santa Clara Partnership") which owns the Santa Clara Marriott Hotel (the "Santa Clara Hotel"). The sole general partner of the Partnership and the Santa Clara Partnership, with a 1% interest in each, is Marriott MHP Two Corporation (the "General Partner"), a wholly owned subsidiary of Host Marriott Corporation ("Host Marriott"). The remaining 49% interest in the Santa Clara Partnership is owned by HMH Properties, Inc., a wholly owned subsidiary of Host Marriott. The Partnership's income from the Santa Clara Partnership is reported as Equity in Income of the Santa Clara Partnership. In arriving at Equity in Income from the Santa Clara Partnership, the Partnership is allocated 100% of the interest expense related to the debt incurred to purchase the Santa Clara Partnership interest. Summarized financial information for the Santa Clara Partnership is presented in Note 5.

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

     The Partnership has considered the impact of EITF 97-2 and concluded that it should be applied to its Hotels. Accordingly, upon adoption, Hotel sales and property-level expenses will be reflected on the statement of operations. This change in accounting principle will be adopted in the financial statements during the fourth quarter of 1998 as of and for the year ended December 31, 1998 with retroactive effect in prior periods to conform to the new presentation. Application of EITF 97-2 will increase both revenues and operating expenses by approximately $20.0 million and $18.5 million for the twelve weeks ended September 11, 1998 and September 12, 1997, respectively, by approximately $61.7 million and $58.7 million for the thirty-six weeks ended September 11, 1998 and September 12, 1997, respectively, and will have no impact on operating profit or net income.

     Revenues consist of the following Hotel operating results (in thousands):


                                                             Twelve Weeks Ended                 Thirty-Six Weeks Ended
                                                       September 11,    September 12,       September 11,     September 12,
                                                           1998             1997                1998              1997
                                                     ----------------  ---------------    ----------------  ----------

     HOTEL SALES
       Rooms.........................................$         21,282  $        19,634    $         74,202  $        70,018
       Food and beverage.............................           8,353            8,220              30,576           30,292
       Other.........................................           1,954            1,739               6,468            6,059
                                                     ----------------  ---------------    ----------------  ---------------
                                                               31,589           29,593             111,246          106,369
                                                     ----------------  ---------------    ----------------  ---------------
     HOTEL EXPENSES
       Departmental direct costs
         Rooms.......................................           4,750            4,367              14,249           13,518
         Food and beverage...........................           6,954            6,455              22,269           21,407
         Other hotel operating expenses..............           8,318            7,658              25,215           23,747
                                                     ----------------  ---------------    ----------------  ---------------
                                                               20,022           18,480              61,733           58,672
                                                     ----------------  ---------------    ----------------  ---------------

     REVENUES........................................$         11,567  $        11,113    $         49,513  $        47,697
                                                     ================  ===============    ================  ===============





5. Summarized financial information for the Santa Clara Partnership for 1998 and 1997, is as follows (in thousands):

                                                             Twelve Weeks Ended                 Thirty-Six Weeks Ended
                                                       September 11,    September 12,       September 11,     September 12,
                                                           1998             1997                1998              1997
                                                     ----------------  ---------------    ----------------  ---------------
                                                                 (Unaudited)                          (Unaudited)

     Condensed Statement of Operations

     REVENUES........................................$          5,366  $         4,703    $         17,856  $        14,950
                                                     ----------------  ---------------    ----------------  ---------------

     OPERATING COSTS AND EXPENSES
       Incentive management fee......................             843              730               2,851            2,340
       Depreciation and amortization.................             675              888               2,099            2,022
       Base management fee...........................             355              318               1,115              986
       Property taxes................................             127              125                 372              369
       Ground rent, insurance and other..............             167              104                 424              334
                                                     ----------------  ---------------    ----------------  ---------------
                                                                2,167            2,165               6,861            6,051
                                                     ----------------  ---------------    ----------------  ---------------

     OPERATING PROFIT................................           3,199            2,538              10,995            8,899
       Interest expense..............................            (832)            (834)             (2,507)          (2,533)
       Interest income...............................             128               25                 235              127
                                                     ----------------  ---------------    ----------------  ---------------

     NET INCOME......................................$          2,495  $         1,729    $          8,723  $         6,493
                                                     ================  ===============    ================  ===============


                                                                                          September 11,       December 31,
                                                                                              1998                1997
                                                                                           (Unaudited)

     Condensed Balance Sheet

       Property and equipment, net......................................................$         27,198    $        28,688
       Property improvement fund........................................................           3,930              2,619
       Due from Marriott Hotel Services, Inc............................................           2,737              2,059
       Cash and cash equivalents........................................................           1,400              3,177
                                                                                        ----------------    ---------------

           Total Assets.................................................................$         35,265    $        36,543
                                                                                        ================    ===============

       Mortgage debt....................................................................$         42,732    $        43,366
       Due to Marriott Hotel Services, Inc..............................................             290                970
       Accounts payable and accrued expenses............................................              80                482
       Partners' deficit................................................................          (7,837)            (8,275)
                                                                                        ----------------    ---------------

           Total Liabilities and Partners' Deficit......................................$         35,265    $        36,543
                                                                                        ================    ===============


6. Host Marriott Corporation ("Host Marriott"), the parent company of the General Partner of the Partnership, has adopted a plan to restructure its business operations so that it will qualify as a real estate investment trust ("REIT"). As part of this restructuring (the "REIT Conversion"), Host Marriott and its consolidated subsidiaries will contribute their full-service hotel properties and certain other businesses and assets to Host Marriott, L.P., a Delaware limited partnership (the "Operating Partnership"), in exchange for units of limited partnership interest in the Operating Partnership ("OP Units") and the assumption of liabilities. As part of the REIT Conversion, Host Marriott proposes to merge into HMC Merger Corporation (to be renamed "Host Marriott Corporation"), a Maryland corporation ("Host REIT"), and thereafter continue to expand its full-service hotel ownership business. Host REIT expects to qualify as a REIT beginning with its first full taxable year commencing after the REIT Conversion is completed, which Host Marriott currently expects to be the year beginning January 1, 1999 (but which might not be until the year beginning January 1, 2000). Host REIT will be the sole general partner of the Operating Partnership. The Operating Partnership is proposing to acquire by merger (the "Merger") the Partnership. The Limited Partners in the Partnership have been given an opportunity to receive, on a tax-deferred basis, OP Units in the Operating Partnership in exchange for their current limited partnership interests. At any time prior to 5:00 p.m. on the fifteenth trading day following the effective date of the Merger, the Limited Partners can elect to exchange the OP Units received in connection with the Merger for either common stock of Host REIT or a 6.56% callable note due December 15, 2005 of the Operating Partnership. Exercise of either the election to receive common stock or a note would be a taxable transaction. Beginning one year after the Merger, Limited Partners who retain OP Units may exchange such OP Units for Host REIT common stock on a one-for-one basis (or their cash equivalent, as determined by Host REIT). On June 2, 1998, the Operating Partnership filed a Registration Statement on Form S-4 with the Securities and Exchange Commission. In October 1998, the Prospectus/Consent Solicitation Statement, which formed a part of such Registration Statement, was mailed to the Limited Partners who have until December 12, 1998 to vote on this Merger, unless extended.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FORWARD-LOOKING STATEMENTS

Certain matters discussed in this Form 10-Q include forward-looking statements including, without limitation, statements related to the proposed REIT conversion, the terms, structure and timing thereof, and the expected effects of the proposed REIT conversion and business and operating strategies in the future. All forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual transactions, results, performance or achievements to be materially different from any future transactions, results, performance or achievements expressed or implied by such forward-looking statements. Certain of the transactions described herein are subject to certain consents of shareholders, lenders, debtholders and partners of Host Marriott and its affiliates and of other third parties and various other conditions and contingencies, and future results, performance and achievements will be affected by general economic, business and financing conditions, competition and government actions. The cautionary statements set forth in reports filed under the Securities Act of 1934 contained important factors with respect to such forward-looking statements, including: (i) national and local economic and business conditions that will, among other things, affect demand for hotels and other properties, the level of rates and occupancy that can be achieved by such properties and the availability and terms of financing; (ii) the ability to maintain the properties in a first-class manner; (iii) the ability to compete effectively; (iv) the ability to obtain required consents of shareholders, lenders, debtholders, partners and ground lessors in connection with Host Marriott's proposed conversion to a REIT and to consummate all of the transactions constituting the REIT conversion; (v) changes in travel patterns, taxes and government regulations; (vi) governmental approvals, actions and initiatives; (vii) the effects of tax legislative action; and (viii) the timing of Host Marriott's election to be taxed as a REIT and the ability to satisfy complex rules in order to qualify for taxation as a REIT for federal income tax purposes and to operate effectively within the limitations imposed by these rules. Although the Partnership believes the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it cannot provide assurance that its expectations will be attained or that any deviations will not be material. The Partnership undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.


RESULTS OF OPERATIONS

REVPAR, or revenue per available room, represents the combination of the average daily room rate charged and the average daily occupancy achieved and is a commonly used indicator of hotel performance (although it is not a GAAP, or generally accepted accounting principles, measure of revenue). The following charts summarize REVPAR and the percentage change in REVPAR for each Partnership
Hotel:

                                            Twelve Weeks Ended                            Thirty-Six Weeks Ended
                                 September 11,    September 12,        %         September 11,     September 12,          %
                                     1998             1997          Change           1998              1997         Change
                               ----------------  ---------------  ---------     ---------------  ---------------   -------

   San Antonio                 $            106  $           106         --     $           126  $           119         6%
   San Ramon                   $            102  $            98         4%     $           104  $            93        12%
   New Orleans                 $             85  $            71        20%     $           101  $            97         4%
   Santa Clara                 $            134  $           120        12%     $           136  $           121        12%

   Combined Average            $            100  $            92         9%     $           114  $           107         7%


Revenues. Revenues for the thirty-six weeks ended September 11, 1998, increased 4% to $49.5 million when compared to the same period of 1997. Room revenues increased 6% primarily due to a 7% increase in REVPAR to $114. The increase in REVPAR is attributable to an increase in the combined average room rate of 8% to $141 offset by a one percentage point decrease in combined average occupancy to 81%. Revenues for the twelve weeks ended September 11, 1998, increased 4% to $11.6 million when compared to the same period of 1997. Third quarter 1998 REVPAR increased 9% to $100 due a 6% increase in the combined average room rate to $122 and a two percentage point increase in combined average occupancy to 82%.

Operating Costs and Expenses. For the thirty-six weeks ended September 11, 1998, operating costs and expenses increased 5%, or $1.3 million, over the comparable period of 1997. For the twelve weeks ended September 11, 1998, operating costs and expenses increased 3% to $7.6 million over third quarter 1997. Operating costs and expenses increased primarily due to an increase in property taxes, incentive management fees, and base management fees.

Operating Profit. For the thirty-six weeks ended September 11, 1998, operating profit increased 2% to $22.9 million. For the twelve weeks ended September 11, 1998, operating profit increased 5%, or $199,000. The increases in operating profit are attributable to increases in revenues which were partially offset by the increases in operating costs and expenses discussed above.

Interest Expense. Interest expense decreased slightly when comparing both year-to-date and third quarter 1998 results to the same periods in 1997 due to a lower principal balance on the Partnership's mortgage debt as a result of the principal payments made in 1997 and 1998.

Equity in Income of Santa Clara Partnership. For year-to-date 1998, equity in income of the Santa Clara Partnership increased by $1.1 million to $2.5 million primarily due to improved hotel operating results at the Santa Clara Hotel combined with a slight decrease in interest expense on the Santa Clara mortgage debt. For third quarter of 1998, equity in income of the Santa Clara Partnership increased by $383,000 to $621,000 as compared to the third quarter of 1997.

Net Income. For the thirty-six weeks ended September 11, 1998, net income increased by $1.3 million to $13.5 million. For the third quarter of 1998, net income increased by $395,000 to $727,000. These increases resulted from the increases in operating profit and in equity in income of the Santa Clara Partnership discussed above.

Individual Hotel operating results are discussed below:

The Marriott Rivercenter in San Antonio reported a 4% increase in revenues to $23.6 million for the thirty-six weeks ended September 11, 1998, when compared to the same period of 1997. The increase in revenues is primarily due to a 5% increase in room revenues to $25.9 million partially offset by a 12% decline in food and beverage revenues. Year-to-date REVPAR increased 6% to $126 due to a 6% increase in the average room rate to $145 partially offset by a one percentage decrease in average occupancy to 87%. During 1998, management at the Hotel has focused on shifting its customer mix from discounted group business to higher-rated transient business, which has allowed it to increase average room rates. For the third quarter of 1998, revenues decreased 15%, or $894,000, to $5.0 million when compared to the third quarter of 1997. Third quarter 1998 REVPAR remained stable at $106; the Hotel's average room rate increase of 4% to $125 was offset by a three percentage point decline in average occupancy to 85%. The decrease in revenues is primarily due to a decline in food and beverage revenues caused by less group business which has resulted in a decrease in banquet sales. The Hotel will begin a renovation of its ballroom in the fourth quarter of 1998, that is expected to position it to compete more effectively for banquet business in the future.

Third quarter year-to-date revenues at the San Ramon Marriott Hotel increased 13% to $5.3 million when compared to same period of 1997. Room revenues increased by 14%, or $925,000, due to a 12% increase in REVPAR to $104. The average room rate increased 16% to $127 while average occupancy declined three percentage points to 82%. Third quarter 1998 revenues remained stable at $1.7 million when compared to third quarter 1997. REVPAR reflected a 4% increase to $102, resulting from a 7% increase in the average room rate to $122 partially offset by a two percentage point decline in average occupancy to 84%. The Hotel increased its corporate room rates in 1998, leading to the increase in the average room rate. During the fourth quarter of 1998, the hotel plans to replace the carpeting in its guest room corridors.

For the thirty-six weeks ended September 11, 1998, revenues at the New Orleans Marriott Hotel increased slightly to $20.6 million, when compared to the same period of 1997. REVPAR increased 4% to $101 primarily due to a 5% increase in the average room rate to $132 while occupancy remained stable at 77%. For the third quarter of 1998, revenues increased 39% to $4.8 million when compared to the third quarter of 1997. REVPAR increased 19% to $85. This increase is attributable to a 7% increase in the average room rate to $107 combined with an eight percentage point increase in average occupancy to 80%. Average room rates were increased during 1998 due to aggressive Hotel pricing strategies with the transient and group room rates. In July 1998, the Hotel completed its rooms renovation, allowing it to increase its room rate and average occupancy for the remainder of the third quarter.
Additionally, the Hotel completed a lobby and restaurant renovation in 1998.

For the thirty-six weeks ended September 11, 1998, the Santa Clara Marriott Hotel reported a 19% increase in revenues to $17.9 million when compared to the same period of 1997. The increase in revenues is attributable to a 13%, or $2.4 million, increase in rooms revenues as well as a 31%, or $679,000, increase in food and beverage revenues. For year-to-date 1998, the average room rate increased 17% to $169 while average occupancy decreased by approximately three percentage points to 81%. Food and beverage revenues increased significantly due to increased banquet sales as well as effective menu pricing in the Hotel's restaurant. For the third quarter of 1998, revenues at the Hotel increased 14% to $5.4 million when compared to the third quarter of 1997. REVPAR increased 12% to $134 due to a 14% increase in the average room rate to $164 partially offset by a slight decrease in average occupancy to 82%. During 1998, the hotel increased its corporate room rates allowing the average room rate to improve. The Hotel plans to begin a major rooms renovation in November 1998 and conclude the work in early 1999.

CAPITAL RESOURCES AND LIQUIDITY

The Partnership's financing needs historically have been funded through loan agreements with independent financial institutions. The General Partner believes that the Partnership will have sufficient capital resources and liquidity to continue to conduct its operations in the ordinary course of business. The Partnership's principal sources of cash are cash from operations and cash distributions from the Santa Clara Partnership. Its principal uses of cash are to pay debt service on the Partnership's Mortgage Debt, to fund the property improvement funds of the Hotels and to make capital distributions to the partners. Additionally, in 1997 the Partnership utilized cash to establish capital reserves required by the lender and to pay financing costs incurred in connection with the refinancing of the Partnership's Mortgage Debt and the Santa Clara Partnership's mortgage debt.

Total cash provided by operating activities decreased 7% to $17.1 million for the thirty-six weeks ended September 11, 1998 when compared to the same period of 1997. This decrease was primarily due to an increase in amounts due to the Partnership from the Manager partially offset by an increase in net income.

Cash used in investing activities decreased 36% to $2.7 million for the thirty-six weeks ended September 11, 1998, from $4.2 million for the thirty-six weeks ended September 12, 1997. Contributions to the property improvement fund totaled $5.9 million for 1998 while property and equipment expenditures from it totaled $7.3 million. The Partnership also funded property and equipment expenditures of $2.0 million from its restricted capital expenditure reserves in 1998. Additionally, distributions from the Santa Clara Partnership increased $669,000 in 1998 due to improved Hotel operations.

Cash used in financing activities decreased to $19.5 million from $20.2 million for the thirty-six weeks ended September 11, 1998 and September 12, 1997, respectively. Capital distributions to the partners decreased to $16.2 million in 1998 from $18.7 million in 1997, and net inflows to the restricted debt service reserves decreased from $1.5 million in 1997 to zero in 1998. These decreases in cash used for financing activities were partially offset by mortgage debt repayments of $3.2 million in 1998.

The General Partner believes that cash from hotel operations and the reserves established in conjunction with the refinancing will continue to meet the short and long-term operational and capital needs of the Partnership. In November 1998, the Partnership will make a cash distribution of $5,600 per limited partner unit from third quarter 1998 operating cash flow bringing year-to-date distributions from 1998 operating cash flow to $17,300 per limited partner unit.

Under each of the Partnership Hotels and the Santa Clara Hotel's management agreements, the Partnership is required to make annual contributions to the property improvement funds, which provide funding for replacement of furniture, fixtures and equipment. The General Partner believes the property improvement funds, as adjusted in the case of the New Orleans Hotel, and the capital reserves established in conjunction with the refinancing will be adequate for the future capital repairs and replacement needs of the Hotels and the Santa Clara Hotel. As previously reported, the escrow contribution percentage for the New Orleans Marriott Hotel increased from 5% to 7% in late 1997 and will continue at 7% through 1998 to allow for adequate funding of the total rooms refurbishment of its guest rooms. This project was completed in July 1998, and during the refurbishment, the Hotel replaced the carpeting, bedspreads, upholstery, drapes and other similar items as well as the dressers, chairs, beds and other furniture in the guest rooms.

YEAR 2000 ISSUES

The "Year 2000 Issue" has arisen because many existing computer programs and chip-based embedded technology systems use only the last two digits to refer to a year, and therefore do not properly recognize a year that begins with "20" instead of the familiar "19." If not corrected, many computer applications could fail or create erroneous results. The following disclosure provides information regarding the current status of the Partnership's Year 2000 compliance program.

The Partnership processes its records on computer hardware and software systems maintained by Host Marriott Corporation ("Host Marriott"), the parent company of the General Partner of the Partnership. Host Marriott has adopted a compliance program because it recognizes the importance of minimizing the number and seriousness of any disruptions that may occur as a result of the Year 2000 Issue. Host Marriott's compliance program includes an assessment of Host Marriott's hardware and software computer systems and embedded systems, as well as an assessment of the Year 2000 issues relating to third parties with which the Partnership has a material relationship or whose systems are material to the operations of the Partnership's Hotels. Host Marriott's efforts to ensure that its computer systems are Year 2000 compliant have been segregated into two separate phases: in-house systems and third-party systems.

In-House Systems. Host Marriott has invested in the implementation and maintenance of accounting and reporting systems and equipment that are intended to enable the Partnership to provide adequately for its information and reporting needs and which are also Year 2000 compliant. Substantially all of Host Marriott's in-house systems have already been certified as Year 2000 compliant through testing and other mechanisms and Host Marriott has not delayed any systems projects due to the Year 2000 Issue. Host Marriott is in the process of engaging a third party to review its Year 2000 in-house compliance. Host Marriott believes that future costs associated with Year 2000 Issues for its in-house systems will be insignificant and will therefore not impact the Partnership's business, financial condition and results of operations. Host Marriott has not developed, and does not plan to develop, a separate contingency plan for its in-house systems due to their current Year 2000 compliance. However, Host Marriott does have detailed contingency plans for its in-house systems covering a variety of possible events, including natural disasters, interruption of utility service and similar events.

Third-Party  Systems.  The  Partnership  relies upon  operational and accounting systems  provided by third  parties,  primarily  the  Manager of its Hotels,  to provide the appropriate property-specific operating systems (including reservation, phone, elevator, security, HVAC and other systems) and to provide it with financial information. Based on discussions with the third parties that are critical to the Partnership's business, including the Manager of its Hotels, Host Marriott believes that these parties are in the process of studying their systems and the systems of their respective vendors and service providers and, in many cases, have begun to implement changes, to ensure that they are Year 2000 compliant. To the extent these changes impact property-level systems, the Partnership may be required to fund capital expenditures for upgraded equipment and software. Host Marriott does not expect these charges to be material, but is committed to making these investments as required. To the extent that these changes relate to the Manager's centralized systems (including reservations, accounting, purchasing, inventory, personnel and other systems), the Partnership's management agreement generally provides for these costs to be charged to the Partnership's Hotels. Host Marriott expects that the Manager will incur Year 2000 costs for its centralized systems in lieu of costs related to system projects that otherwise would have been pursued and therefore, its overall level of centralized charges allocated to the Hotels will not materially increase as a result of the Year 2000 compliance effort. Host Marriott believes that this deferral of certain system projects will not have a material impact on its future results of operations, although it may delay certain productivity enhancements at the Partnership's Hotels. Host Marriott will continue to monitor the efforts of these third parties to become Year 2000 compliant and will take appropriate steps to address any non-compliance issues. The Partnership believes that in the event of material Year 2000 non-compliance caused by a breach of the Manager's duties, the Partnership will have the right to seek recourse against the Manager under its third party management agreement. The management agreement generally does not specifically address the Year 2000 compliance issue. Therefore the amount of any recovery in the event of Year 2000 non-compliance at a property, if any, is not determinable at this time.

Host Marriott will work with the third parties to ensure that appropriate contingency plans will be developed to address the most reasonably likely worst case Year 2000 scenarios, which may not have been identified fully. In particular, Host Marriott has had extensive discussions regarding the Year 2000 Issue with Marriott International, the Manager of the Hotels. Due to the significance of Marriott International to the Partnership's business, a detailed description of Marriott International's state of readiness follows.

Marriott International has adopted an eight-step process toward Year 2000 readiness, consisting of the following: (i) Awareness: fostering understanding of, and commitment to, the problem and its potential risks; (ii) Inventory: identifying and locating systems and technology components that may be affected;
(iii) Assessment: reviewing these components for Year 2000 compliance, and assessing the scope of Year 2000 issues; (iv) Planning: defining the technical solutions and labor and work plans necessary for each particular system; (v) Remediation/Replacement: completing the programming to renovate or replace the problem software or hardware; (vi) Testing and Compliance Validation: conducting testing, followed by independent validation by a separate internal verification team; (vii) Implementation: placing the corrected systems and technology back into the business environment; and (viii) Quality Assurance: utilizing a dedicated audit team to review and test significant projects for adherence to quality standards and program methodology.

Marriott International has grouped its systems and technology into three categories for purposes of Year 2000 compliance: (i) information resource applications and technology (IT Applications) -- enterprise-wide systems supported by Marriott International's centralized information technology organization ("IR"); (ii) Business-initiated Systems ("BIS") - systems that have been initiated by an individual business unit, and that are not supported by Marriott International's IR organization; and (iii) Building Systems - non-IT equipment at properties that use embedded computer chips, such as elevators, automated room key systems and HVAC equipment. Marriott International is prioritizing its efforts based on how severe an effect noncompliance would have on customer service, core business processes or revenues, and whether there are viable, non-automated fallback procedures (System Criticality).

Marriott International measures the completion of each phase based on documented and quantified results, weighted for System Criticality. As of the end of the 1998 third quarter, the awareness and inventory phases were complete for IT
Applications and nearly complete for BIS and Building Systems. For IT Applications, the Assessment, Planning and Remediation/Replacement phases were each over 80 percent complete, and Testing and Compliance Validation had been completed for a number of key systems, with most of the remaining work in its final stage. For BIS and Building Systems, Assessment and Planning were in the mid- to upper-range of completion, with a substantial amount of work in process, while the progress level for Remediation/Replacement and Testing and Compliance Validation had not yet been documented and quantified. Quality Assurance is also in progress for IT Applications and is scheduled to begin for BIS and Business Systems in the near future. Marriott International's goal is to substantially complete the Remediation/Replacement and Testing phases for its System Critical IT Applications by the end of 1998, with 1999 reserved for unplanned contingencies and for Compliance Validation and Quality Assurance. For System Critical BIS and Building Systems, the same level of completion is targeted for June 1999 and September 1999, respectively.

Marriott International has initiated Year 2000 compliance communications with its significant third party suppliers, vendors and business partners, including its franchisees. Marriott International is focusing its efforts on the business interfaces most critical to its customer service and revenues, including those third parties that support the most critical enterprise-wide IT Applications, franchisees generating the most revenues, suppliers of the most widely used Building Systems and BIS, the top 100 suppliers, by dollar volume, of non-IT products, and financial institutions providing the most critical payment processing functions. Responses have been received from a majority of the firms in this group.

Marriott International is also establishing a common approach for testing and addressing Year 2000 compliance issues for its managed and franchised properties. This includes a guidance protocol for operated properties, and a Year 2000 "Toolkit" for franchisees containing relevant Year 2000 compliance information. Marriott International is also utilizing a Year 2000 best-practices sharing system.

Risks. There can be no assurance that Year 2000 remediation by the Partnership or third parties will be properly and timely completed, and failure to do so could have a material adverse effect on the Partnership, its business and its financial condition. The Partnership cannot predict the actual effects to it of the Year 2000 Issue, which depends on numerous uncertainties such as: (i) whether significant third parties properly and timely address the Year 2000 Issue; and (ii) whether broad-based or systemic economic failures may occur. Host Marriott is also unable to predict the severity and duration of any such failures, which could include disruptions in passenger transportation or transportation systems generally, loss of utility and/or telecommunications services, the loss or distortion of hotel reservations made on a centralized reservation system and errors or failures in financial transactions or payment processing systems such as credit cards. Due to the general uncertainty inherent in the Year 2000 Issue and the Partnership's dependence on third parties, the Partnership is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Partnership. Host Marriott's Year 2000 compliance program is expected to significantly reduce the level of uncertainty about the Year 2000 Issue and Host Marriott believes that the possibility of significant interruptions of normal operations should be reduced.


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

Two groups of limited partners of the Partnership are each asserting putative class claims in lawsuits filed against Host Marriott, Marriott International and certain of their affiliates. The first case, Leonard Rosenblum, as Trustee of the Sylvia Bernice Rosenblum Trust, et al. v. Marriott MHP Two Corporation, et al., Case No. 96-4087, was filed on May 10, 1996, in Palm Beach County Circuit Court. The defendants removed the case to the U.S. District Court for the Southern District of Florida on June 4, 1996, Case No. 96-8377-CIV-HURLEY.

The second case, MacKenzie Patterson Special Fund 2, L.P. et al. v. Marriott MHP Two Corporation et al., Case No. 97-8989-CIV-HURLEY, had its genesis in a lawsuit filed on April 24, 1996 in Maryland Circuit Court, which was dismissed on May 6, 1997, and was filed on December 18, 1997 in the same federal District Court. Both cases allege that the defendants violated their fiduciary duties and engaged in fraud and coercion in connection with a tender offer for Partnership units by a Host Marriott subsidiary.

The District Court dismissed the MacKenzie Patterson case on August 4, 1998, and remanded the Rosenblum case back to Palm Beach County Circuit Court on July 25, 1998, Case No. CL-96-4087-AD. The defendants have moved to dismiss Rosenblum's fifth amended Complaint, or, in the alternative, to deny class certification.
The Partnership is named only as a nominal defendant in this lawsuit. Accordingly, final resolution of this matter will not have any adverse effect on the business, financial condition or results of Partnership operations.

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K

a.       Exhibits- None

b.       Reports on Form 8-K

         A Form 8-K was filed with the Securities and Exchange Commission on September 16, 1998. This filing, Item 5 - Other Events, discloses that the General Partner sent the limited partners of the Partnership a letter to inform them that September 18, 1998 will be the record date for voting in the forthcoming consent solicitation. Those limited partners whose ownership is reflected on the records of the General Partner as of September 18, 1998 will be eligible to vote on the merger and proposed amendments. A copy of the letter was included as an Item 7
         - Exhibit in this Form 8-K filing.

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


                               MARRIOTT HOTEL PROPERTIES II
                               LIMITED PARTNERSHIP

                               By:  MARRIOTT MHP TWO CORPORATION
                                    General Partner



October 27, 1998               By:  /s/Earla L. Stowe
                                    Earla L. Stowe
                                    Vice President and Chief Accounting Officer